Form 10-Q
period 1995-03-31
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1995-04-27
CIK 813418

- -----------------------------------------------------------------
- -----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                       ------------------

                            FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1995

                       -------------------

                 COMMISSION FILE NUMBER 33-13668
                    (S-11 Registration Number)

                       -------------------

              HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
       (Exact name of registrant as specified in its charter)

                             DELAWARE
                  (State or other jurisdiction of
                   incorporation or organization)

                      220 WEST COLFAX STREET
                            SUITE 200
                      SOUTH BEND, IN  46601
              (Address of principal executive offices)
                            38-2733561
                (IRS Employer Identification Number)

                          (219) 284-3789
       (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X               No

The number of shares outstanding of each class of Registrant's
Common Stock was 563,750 shares of common stock, par value $.01 as of March 1, 1995.

- -----------------------------------------------------------------
- -----------------------------------------------------------------

FINANCIAL STATEMENTS

                HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                           BALANCE SHEETS

                                        March 31,
                                          1995       December 31,
                                       (Unaudited)       1994
                                       -----------   ------------
              ASSETS
CASH                                   $     1,000   $     1,000

INTEREST RECEIVABLE                         72,416        72,567

INVESTMENTS:
  Insured GNMA mortgages, at cost        9,512,396     9,510,433
  Funds held by Trustee                     80,457        87,971
                                       -----------    ----------
  Net Investments                        9,666,269     9,671,971

ORGANIZATION COSTS, at amortized cost            0             0
COLLATERALIZED MORTGAGE BOND OFFERING
  COSTS, net of accumulated
  amortization of $1,027,973                25,549        29,828
                                       -----------   -----------
  Total Assets                         $ 9,689,818   $ 9,701,799
                                       ===========   ===========

  LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
  COLLATERALIZED MORTGAGE BONDS          8,958,000     8,977,000
  ACCOUNTS PAYABLE                          16,356        19,023
  INTEREST PAYABLE                         139,792       140,089
                                       -----------   -----------
     Total Liabilities                 $ 9,114,148   $ 9,136,112

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.01 par value;
    authorized 700,000 shares; issued
    and outstanding 563,750 shares     $     5,638   $     5,638
  ADDITIONAL PAID-IN CAPITAL             2,862,878     2,862,878
  RETAINED EARNINGS                     (2,292,846)   (2,302,829)
                                       ------------  ------------
     Total Stockholders' Equity        $   575,670   $   565,687
                                       ------------  ------------
     Total Liabilities &
       Stockholders' Equity            $ 9,689,818   $ 9,701,799
                                       ============  ============
See Notes to Financial Statements.


              HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

                     STATEMENTS OF OPERATIONS
                           (Unaudited)
          For the Three Month Period Ended March 31, 1995

                                                  For the Three
                                                  Months Ended
                                                  March 31, 1995
                                                  --------------
INCOME:

  INTEREST INCOME                                 $    217,871

  INTEREST INCOME - MORTGAGE DISCOUNT                   22,058
                                                   -----------
     Total Income                                 $    239,929
                                                   -----------
EXPENSES:

  INTEREST EXPENSE                                $    209,961

  INTEREST EXPENSE - AMORTIZATION OF
    BOND OFFERING COSTS                                  6,279

  MANAGEMENT FEE                                         1,542

  AMORTIZATION OF ORGANIZATION COSTS                         0
                                                   -----------
     Total Expenses                               $    217,782
                                                   -----------
NET INCOME BEFORE PROVISION
  FOR STATE INCOME TAXES                          $     22,147

PROVISION FOR STATE TAXES                                  890
                                                   -----------
     Net Income                                   $     21,257
                                                   ===========
     Net Income per share (563,750
       shares outstanding)                        $       0.04
                                                   ===========

See Notes to Financial Statements.








           HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                   STATEMENTS OF CASH FLOW
                         (Unaudited)
                                                For the Three
                                                Months Ended
                                                March 31, 1995
                                                --------------
Cash flows from operating activities:
  Net income for the period                     $      21,257
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net GMNA certificate
      discount                                        (22,058)
    Accretion of collateralized mortgage
      obligation bond interest                              0
    Amortization of collateralized mortgage
      obligation bond offering costs                    6,279
    Amortization of organization costs                      0
    Decrease (increase) in:
      Interest Receivable                                 151
    Increase (decrease) in:
      Accounts payable                                 (2,667)
      Interest payable                                   (297)
                                                    ----------
   Cash flows provided by operating activities          2,665
                                                    ----------
Cash flows from investing activities:
  Principal payments on GNMA certificates              20,096
                                                    ----------
Cash flows from financing activities:
  Redemption of collateralized mortgage
    obligation bonds                                  (19,000)
  Dividend payments to stockholders                   (11,275)
                                                    -----------
  Cash flows used in financing activities             (30,275)
                                                    -----------
  Increase (decrease) in cash and cash
    equivalents                                        (7,514)
Cash and cash equivalents, beginning                   88,971
                                                    -----------
Cash and cash equivalents, ending                      81,457
                                                    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                          210,258
    State income taxes                                  3,560

See Notes to Financial Statements.






                   NOTES TO FINANCIAL STATEMENTS


Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and the results of operations and changes in financial position for the three months then ended.

Note 2. The results of operations for the three month period ended March 31, 1995 is not necessarily indicative of the results to be expected for the full year.












































Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


     The Corporation's results of operations depend primarily on the amount of interest paid on the Multifamily GNMA Certificates securing the Bonds, the incidence of prepayments of principal made on the mortgage loans underlying such Multifamily GNMA Certificates, the amount of earnings from re-investment of distributions on such Multifamily GNMA Certificates and the amount of the Corporation's expenses, including, among other things, interest payments on the Bonds and the operating expenses of the Corporation. Substantially all of the Corporation's expenses are interest payments due on the Bonds, management fees, audit, legal, trustee and other related expenses, state and local taxes, reporting requirement fees and costs of maintaining the Corporation's corporate qualifications. It is anticipated that scheduled distributions of principal of and interest on the Multifamily GNMA Certificates pledged as collateral for the Bonds, together with the re-investment earnings thereon, will provide sufficient funds to make timely payment of all amounts due on the Bonds in accordance with their terms and to pay all of the operating expenses of the Corporation.

     The Corporation's primary sources of funds with respect to the Bonds are payments of principal of and interest on the Multifamily GNMA Certificates pledged to secure the Bonds and re-investment earnings thereon. The Corporation anticipates that it will have sufficient liquidity and capital resources to pay all other expenses of the Corporation. The Corporation does not have any significant source of funds other than distributions on the Multifamily GNMA Certificates pledged to secure the Bonds and re-investment earnings thereon. Virtually all of the assets and liabilities of the Corporation are monetary in nature. Because the Bonds are secured by Multifamily GNMA Certificates which pay interest at specified rates, and because payments on the Bonds are at specified rates of interest, inflationary pressures are not expected to affect the ability of the Corporation to meet its obligations as they become due.

     The Corporation expects that scheduled distributions of principal of and interest on the Multifamily GNMA Certificates pledged to secure the Bonds, together with the re-investment earnings thereon, will at all times exceed the aggregate of the amounts due as payments of principal of and interest on the Bonds and operating expenses of the Corporation.








     Because the amount of interest income that the Corporation receives on the Multifamily GNMA Certificates, together with the re-investment earnings on distributions of principal of and interest on the Multifamily GNMA Certificates, may in some periods be less than the sum of the Corporation's interest expense on the Bonds and operating expenses for such periods, the Corporation's ratio of earnings to fixed charges for such periods may be less than one to one. Any such income shortfalls will not, however, be cash flow shortfalls because principal and interest payments on the Multifamily GNMA Certificates, together with re-investment income thereon, will be available in sufficient amounts to meet interest income shortfalls and to make required principal payments on the Bonds. In addition, the amortization of issuance costs of the Bonds will reduce the Corporation's ratio of earnings to fixed charges but will not affect the amount of cash available to meet fixed charges.







































                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as part of this Form 10-Q and incorporated herein by this reference:

           4.1 - Specimen certificate representing Pass-Through
                 Equity Residual Certificates of the
                 Registrant.*

           4.2 - Specimens of the Series A, B and C
                 Collateralized Mortgage Obligation Bonds.*

           4.3 - Trust Indenture dated as of August 26, 1987.*

           4.4 - Form of Guaranty Agreement between the servicer and GNMA with respect to Project Loan
                 Securities under the GNMA I Program.**

            28 - Form 10-K of registrant.***

                 * - Each of the foregoing was filed as an
                     Exhibit with Post Effective Amendment No.
                     1 on Form S-11 (Registration No. 33-13668) filed on September 10, 1987.

                ** - The foregoing was filed as an Exhibit to
                     the Registration Statement on Form S-11,
                     No. 33-13668 on April 22, 1987.

               *** - The foregoing was filed by the registrant
                     on March 24, 1995.

      (b) No reports on Form 8-K have been filed during the fiscal quarter for which this Form 10-Q is being filed.

















                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                     (Registrant)

Date:  April 24, 1995               JOHN T. PHAIR
                           --------------------------------
                                    JOHN T. PHAIR
                             (VICE PRESIDENT, TREASURER
                                    AND DIRECTOR)
                              CHIEF ACCOUNTING OFFICER

Date:  April 24, 1995              KEVIN C. HORTON
                           --------------------------------
                                   KEVIN C. HORTON
                             (VICE PRESIDENT, SECRETARY
                                    AND DIRECTOR)
