Form 10-Q
period 1995-06-30
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1995-07-21
CIK 813418

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

     For Quarter Ended June 30, 1995

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

                   Yes  X               No

The number of shares outstanding of each class of Registrant's
Common Stock was 563,750 shares of common stock, par value $.01 as of June 1, 1995.

- -----------------------------------------------------------------
- -----------------------------------------------------------------


FINANCIAL STATEMENTS

                HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                           BALANCE SHEETS

                                        June 30,
                                          1995       December 31,
                                       (Unaudited)       1994
                                       -----------   ------------
              ASSETS
CASH                                   $     1,000   $     1,000

INTEREST RECEIVABLE                         72,261        72,567

INVESTMENTS:
  Insured GNMA mortgages, at cost        9,469,780     9,510,433
  Funds held by Trustee                     82,591        87,971
                                       -----------    ----------
  Net Investments                        9,552,371     9,598,404

ORGANIZATION COSTS, at amortized cost            0             0
COLLATERALIZED MORTGAGE BOND OFFERING
  COSTS, net of accumulated
  amortization of $1,020,962                30,560        29,828
                                       -----------   -----------
  Total Assets                         $ 9,656,192   $ 9,701,799
                                       ===========   ===========

  LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
  COLLATERALIZED MORTGAGE BONDS          8,939,000     8,977,000
  ACCOUNTS PAYABLE                          17,243        19,023
  INTEREST PAYABLE                         139,495       140,089
                                       -----------   -----------
     Total Liabilities                 $ 9,095,738   $ 9,136,112

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.01 par value;
    authorized 700,000 shares; issued
    and outstanding 563,750 shares     $     5,638   $     5,638
  ADDITIONAL PAID-IN CAPITAL             2,862,878     2,862,878
  RETAINED EARNINGS                     (2,308,062)   (2,302,829)
                                       ------------  ------------
     Total Stockholders' Equity        $   560,454   $   565,687
                                       ------------  ------------
     Total Liabilities &
       Stockholders' Equity            $ 9,656,192   $ 9,701,799
                                       ============  ============

See Notes to Financial Statements.


              HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

                     STATEMENTS OF OPERATIONS
                           (Unaudited)
      For the Three and Six Month Period Ended June 30, 1995

                                     For the Three     For the Six
                                     Months Ended     Months Ended
                                     June 30, 1995   June 30, 1995
                                     -------------   -------------

INCOME:

  INTEREST INCOME                     $    217,409    $    435,280

  INTEREST INCOME - MORTGAGE DISCOUNT     (22,050)              8
                                      ------------    ------------
     Total Income                    $    195,359    $    435,288
                                      ------------    ------------
EXPENSES:

  INTEREST EXPENSE                   $    209,516    $    419,477

  INTEREST EXPENSE - AMORTIZATION
    OF BOND OFFERING COSTS                  (7,011)           (732)

  MANAGEMENT FEE                            1,542           3,084

  AMORTIZATION OF ORGANIZATION COSTS            0               0
                                      ------------    ------------
     Total Expenses                  $    204,047    $    421,829
                                      ------------    ------------
NET INCOME BEFORE PROVISION
  FOR STATE INCOME TAXES             $     (8,688)   $     13,459

PROVISION FOR STATE TAXES                     890           1,780
                                      ------------    ------------
     Net Income                      $     (9,578)   $     11,679
                                      ============    ============
     Net Income per share (563,750
       shares outstanding)           $      (0.02)   $       0.02
                                      ============    ============

See Notes to Financial Statements.








           HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                   STATEMENTS OF CASH FLOW
                         (Unaudited)
                                         For the Three  For the Six
                                         Months Ended  Months Ended
                                         Jun 30, 1995  Jun 30, 1995
                                         ------------- ------------
Cash flows from operating activities:
  Net income for the period               $   (9,578)   $   11,679
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Amortization of net GMNA
      certificate discount                    22,050            (8)
    Accretion of collateralized mort-
      gage obligation bond interest                0             0
    Amortization of collateralized
      mortgage obligation bond
      offering costs                          (7,011)         (732)
    Amortization of organization costs             0             0
    Decrease (increase) in:
      Interest Receivable                        155           306
    Increase (decrease) in:
      Accounts payable                           887        (1,780)
      Interest payable                          (297)         (594)
                                          ----------     ----------
  Cash flows provided by operating
    activities                            $    6,206    $    8,871
                                          ----------     ----------
Cash flows from investing activities:
  Principal payments on GNMA
    certificates                              20,566        40,662
                                          ----------     ----------
Cash flows from financing activities:
  Redemption of collateralized
    mortgage obligation bonds                (19,000)      (38,000)
  Dividend payments to stockholders           (5,638)      (16,913)
                                          ----------     ----------
  Cash flow used in financing activities:$   (24,638)   $  (54,913)
                                          ----------     ----------
  Increase (decrease) in cash and
    cash equivalents                     $     2,134    $   (5,380)
Cash and cash equivalents, beginning          81,457        88,971
                                          ----------     ----------
Cash and cash equivalents, ending         $   83,591    $   83,591
                                          ==========     ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                 209,813       420,071
    State income taxes                             0         3,560
See Notes to Financial Statements.




                   NOTES TO FINANCIAL STATEMENTS


Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and the results of operations and changes in financial position for the three and six months then ended.

Note 2. The results of operations for the three and six month period ended June 30, 1995 is not necessarily indicative of the results to be expected for the full year.











































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

                           HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                     (Registrant)

Date:  July 12, 1995              /s/ JOHN T. PHAIR
                           --------------------------------
                                    JOHN T. PHAIR
                             (VICE PRESIDENT, TREASURER
                                    AND DIRECTOR)
                              CHIEF ACCOUNTING OFFICER

Date:  July 12, 1995             /s/ KEVIN C. HORTON
                           --------------------------------
                                   KEVIN C. HORTON
                             (VICE PRESIDENT, SECRETARY
                                    AND DIRECTOR)
