Form 10-Q
period 1995-09-30
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1995-10-05
CIK 813418

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                       ------------------

                            FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 1995

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

                   Yes  X               No

The number of shares outstanding of each class of Registrant's
Common Stock was 563,750 shares of common stock, par value $.01 as of September 1, 1995.

-----------------------------------------------------------------
-----------------------------------------------------------------


FINANCIAL STATEMENTS

                HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                           BALANCE SHEETS

                                      Sept 30, 1995  December 31,
                                       (Unaudited)       1994
                                       -----------   ------------
              ASSETS
CASH                                   $     1,000   $     1,000

INTEREST RECEIVABLE                         72,102        72,567

INVESTMENTS:
  Insured GNMA mortgages, at cost        9,481,145     9,510,433
  Funds held by Trustee                     85,223        87,971
                                       -----------    ----------
  Net Investments                        9,566,368     9,598,404

ORGANIZATION COSTS, at amortized cost            0             0
COLLATERALIZED MORTGAGE BOND OFFERING
  COSTS, net of accumulated
  amortization of $1,030,168                21,354        29,828
                                       -----------   -----------
  Total Assets                         $ 9,660,824   $ 9,701,799
                                       ===========   ===========

  LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
  COLLATERALIZED MORTGAGE BONDS          8,920,000     8,977,000
  ACCOUNTS PAYABLE                          18,133        19,023
  INTEREST PAYABLE                         139,190       140,089
                                       -----------   -----------
     Total Liabilities                 $ 9,077,323   $ 9,136,112

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.01 par value;
    authorized 700,000 shares; issued
    and outstanding 563,750 shares     $     5,638   $     5,638
  ADDITIONAL PAID-IN CAPITAL             2,862,878     2,862,878
  RETAINED EARNINGS                     (2,285,015)   (2,302,829)
                                       ------------  ------------
     Total Stockholders' Equity        $   583,501   $   565,687
                                       ------------  ------------
     Total Liabilities &
       Stockholders' Equity            $ 9,660,824   $ 9,701,799
                                       ============  ============

See Notes to Financial Statements.


              HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

                     STATEMENTS OF OPERATIONS
                           (Unaudited)
    For the Three and Nine Month Period Ended September 30, 1995


                                     For the Three    For the Nine
                                     Months Ended     Months Ended
                                     Sept 30, 1995   Sept 30, 1995
                                     -------------   -------------

INCOME:

  INTEREST INCOME                     $    216,972    $    652,252

  INTEREST INCOME-MORTGAGE DISCOUNT         32,413          32,421
                                      ------------    ------------
     Total Income                     $    249,385    $    684,673
                                      ------------    ------------
EXPENSES:

  INTEREST EXPENSE                   $    209,062    $    628,539

  INTEREST EXPENSE - AMORTIZATION
    OF BOND OFFERING COSTS                  9,206           8,474

  MANAGEMENT FEE                            1,542           4,626

  AMORTIZATION OF ORGANIZATION COSTS            0               0
                                     ------------    ------------
     Total Expenses                  $    219,810    $    641,639
                                     ------------    ------------
NET INCOME BEFORE PROVISION
  FOR STATE INCOME TAXES             $     29,575    $     43,034

PROVISION FOR STATE TAXES                     890           2,670
                                     ------------    ------------
     Net Income                      $     28,685    $     40,364
                                     ============    ============
     Net Income per share (563,750
       shares outstanding)           $       0.05    $       0.07
                                     ============    ============

See Notes to Financial Statements.







           HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                   STATEMENTS OF CASH FLOW
                         (Unaudited)
                                       For the Three   For the Nine
                                       Months Ended    Months Ended
                                       Sept 30, 1995  Sept 30, 1995
                                        ------------- -------------
Cash flows from operating activities:
  Net income for the period              $   28,685    $   40,364
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Amortization of net GMNA
      certificate discount                  (32,413)      (32,421)
    Accretion of collateralized mort-
      gage obligation bond interest               0             0
    Amortization of collateralized
      mortgage obligation bond
      offering costs                         9,206         8,474
    Amortization of organization costs            0             0
    Decrease (increase) in:
      Interest Receivable                       159           465
    Increase (decrease) in:
      Accounts payable                          890          (890)
      Interest payable                         (305)         (899)
                                          ----------    ----------
  Cash flows provided by operating
    activities                           $    6,222    $   15,093
                                          ----------    ----------
Cash flows from investing activities:
  Principal payments on GNMA
    certificates                             21,048        61,710
                                          ----------    ----------
Cash flows from financing activities:
  Redemption of collateralized
    mortgage obligation bonds               (19,000)      (57,000)
  Dividend payments to stockholders          (5,638)      (22,551)
                                          ----------    ----------
  Cash flow used in financing activities: $ (24,638)   $  (79,551)
                                          ----------    ----------
  Increase (decrease) in cash and
    cash equivalents                      $   2,632    $   (2,748)
Cash and cash equivalents, beginning         83,591        88,971
                                          ----------    ----------
Cash and cash equivalents, ending         $  86,223    $   86,223
                                          ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                209,367       629,438
    State income taxes                            0         3,560
See Notes to Financial Statements.




                   NOTES TO FINANCIAL STATEMENTS


Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and the results of operations and changes in financial position for the three and nine months then ended.

Note 2. The results of operations for the three and nine month period ended September 30, 1995 is not necessarily indicative of the results to be expected for the full year.











































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

                           HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                     (Registrant)

Date:  October 4, 1995            /s/ JOHN T. PHAIR
                           --------------------------------
                                    JOHN T. PHAIR
                             (VICE PRESIDENT, TREASURER
                                    AND DIRECTOR)
                              CHIEF ACCOUNTING OFFICER

Date:  October 4, 1995           /s/ KEVIN C. HORTON
                           --------------------------------
                                   KEVIN C. HORTON
                             (VICE PRESIDENT, SECRETARY
                                    AND DIRECTOR)
