Form 10-K
period 1995-12-31
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1996-03-28
CIK 813418

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                   Commission file number      33-13668
  December 31, 1995



                           Holco Mortgage Acceptance Corporation-I
                           ---------------------------------------

                    (Exact name of registrant as specified in its charter)

          Delaware                                     38-2733561
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

220 W. Colfax St., Suite 200, South Bend, IN             46601
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (219) 284-3789
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each Exchange
               Title of Each Class                  on which Registered
               -------------------                 ---------------------

    Series "C" Collateralized Mortgage Bonds      American Stock Exchange

                   Common Stock                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None
                                                              ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1996: $422,813
                                     --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1996: 563,750 Shares of Common Stock
                                    ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

The contents of the Prospectus of the registrant ("Prospectus") dated June 22, 1987, as filed pursuant to Rule 424(b) under the Securities Act of 1933 are incorporated by reference into this Form 10-K with respect to the information contained in Items 1, 2, 5, 10, 11 and 12, as set forth therein.

                                     Part I


Item 1. Business.

The business background, objectives and intentions of Holco Mortgage Acceptance Corporation-I (the "Corporation"), are set forth in the Prospectus and are incorporated herein by this reference. The offering of the Corporation's common stock (the "Common Stock") and three series of bonds (the "Bonds") closed on August 26, 1987, at which time the proceeds of the offering were used, and the Corporation commenced business activities, as contemplated in the Prospectus. The Common Stock is also referred to as "Pass-Through Equity Residual Certificates" or "PERCs". See also Items 5, 6, 7 and 8 hereof incorporated herein by this reference.

The Corporation was formed in 1987 to engage solely in the business of investing in Multifamily GNMA Certificates. The Corporation has obtained the proceeds for such investments by issuing the Common Stock and Bonds. Therefore, a presentation concerning industry segments is not applicable. The Corporation has no employees.


Item 2. Properties.

A list of the Corporation's Multifamily GNMA Certificates is set forth in the Prospectus and is incorporated herein by this reference.


Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 1995.


                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The principal United States market for the Corporation's Common Stock is the American Stock Exchange.

The quarterly high and low market information for the Common Stock and dividends paid by the Corporation are as follows:

                                                MARKET PRICES
                                               ----------------
                                               HIGH        LOW     DIVIDENDS
                                               ----        ----    ---------

03/01/94 .......................               2.00        1.63       0.15
06/01/94 .......................               2.38        1.88       0.04
09/01/94 .......................               2.94        1.38       0.75
12/01/94 .......................               3.44        2.25       0.02
03/01/95 .......................               2.75        2.00       0.02
06/01/95 .......................               2.44        1.88       0.01
09/01/95 .......................               2.31        1.88       0.01
12/01/95 .......................               1.94         .69       0.01

As of March 20, 1995, there were approximately 900 record holders of Common Stock. The corporation pays cash dividends from available cash after paying all expenses.


Item 6. Selected Financial Data.

For years ended December 31, 1995, 1994, 1993, 1992, and 1991:



                               1995          1994          1993          1992          1991
                           -----------   -----------   -----------   -----------   -----------
Total Revenues .........   $   934,349   $ 1,322,248   $ 1,655,939   $ 2,293,203   $ 3,952,785
Total Expense ..........       884,530     1,189,373     1,542,072     2,204,226     3,736,461
Net Income .............        49,819       132,875       113,867        88,977       216,324
Net Income allocated per
share of Common Stock              .09          0.24          0.20          0.16          0.38

GNMA Certificates, at
cost ...................     9,492,787     9,510,433    15,287,563    16,433,221    25,026,864
Total Assets ...........     9,665,218     9,701,799    16,793,408    16,834,947    25,762,068
Collateralized Mortgage
Obligation Bonds             8,900,000     8,977,000    15,552,662    15,647,740    23,803,357

Cash dividends declared
per share
of Common Stock ........          0.05          0.96          0.14          1.29          1.98


The above selected financial data should be read in conjunction with the financial statements and related notes set forth in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's results of operations depend primarily on the amount of interest paid on the Multifamily GNMA Certificates securing the Bonds, the incidence of prepayments of principal made on the mortgage loans underlying such Multifamily GNMA Certificates, the amount of earnings from the reinvestment of distributions on such Multifamily GNMA Certificates and the amount of the Corporation's expenses, including, among other things, interest payments on the Bonds and operating expenses of the Corporation. Substantially all of the Corporation's expenses are interest payments due on the Bonds, management fees, audit, legal, trustee and other related expenses, state and local taxes, reporting requirements and costs of maintaining the Corporation's corporate qualifications. It is anticipated that scheduled distributions of principal of and interest on the Multifamily GNMA Certificates pledged as collateral for the Bonds, together with reinvestment earnings thereon, will provide sufficient funds to make timely payment of all amounts due on the Bonds in accordance with their terms and to pay all of the operating expenses of the Corporation.

The Corporation's primary sources of funds with respect to the Bonds are payments of principal of and interest on the Multifamily GNMA Certificates pledged to secure the Bonds and reinvestment earnings thereon. The Corporation anticipates that it will have sufficient liquidity and capital resources to pay all amounts due on the Bonds in accordance with their terms and all other expenses of the Corporation. The Corporation does not have any significant source of funds other than distributions on the Multifamily GNMA Certificates pledged to secure the Bonds and reinvestment earnings thereon. Virtually all of the assets and liabilities of the Corporation are monetary in nature. Because the Bonds are secured by Multifamily GNMA Certificates which pay interest at specified rates, and because payments on the Bonds are at specified rates of interest, inflationary pressures are not expected to affect the ability of the Corporation to meet its obligations as they become due.

The Corporation expects that scheduled distributions of principal of and interest on the Multifamily GNMA Certificates pledged to secure the Bonds, together with reinvestment earnings thereon, will at all times exceed the aggregate of the amount due as payments of principal of and interest on the Bonds and operating expenses of the Corporation.

The Corporation's revenue has decreased over the past three years as a result of the scheduled principal and prepayments of principal on the GNMA certificates.

Because the amount of interest income that the Corporation receives on the Multifamily GNMA Certificates, together with the reinvest- ment earnings on distributions of principal of and interest on the Multifamily GNMA Certificates, may, in some periods, be less than the sum of the Corporation's interest expenses on the Bonds and operating expenses for such periods, the Corporation's ratio of earnings to fixed charges for such periods may be less than one to one. Any such income shortfalls will not, however, be cash flow shortfalls because principal and interest payments on the Multi- family GNMA Certificates, together with reinvestment earnings thereon, will be available in sufficient amounts to meet interest income shortfalls and to make required principal payments on the Bonds. In addition, the amortization of issuance costs of the Bonds reduces the Corporation's ratio of earnings to fixed charges but will not affect the amount of cash available to meet fixed charges.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedule on Page F-1 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Corporation is not aware of any such disagreements.


                                    Part III


Item 10. Directors and Executive Officers of the Registrant.

Information relating to the management of the Corporation and persons entitled to exercise management discretion over the Corporation's affairs is set forth in the Prospectus and is incorporated herein by this reference.


Item 11. Management Compensation.

Information relating to management compensation is set forth in the Prospectus and incorporated herein by this reference. See also Item 8 hereof incorporated herein by this reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of March 20, 1996, no person owned of record or was known to own beneficially more than 5% of the outstanding Common Stock of the Corporation. Also, no director or officer of the Corporation owned any of the outstanding Common Stock of the Corporation as of March 20, 1996.


Item 13. Certain Relationships and Related Transactions.

The Corporation paid HC Mortgage Company a non-recurring mortgage commitment fee of $700,000 and pays an on-going management fee. See Note 5 - "Fees to Affiliate" on page F-9 of the attached financial statements.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    a. The following documents are filed as part of this Form 10-K and incorporated herein by this reference:

         1. The financial statements and financial statement schedule listed on the Index to Financial Statements and on page F-1.

         2. The exhibits listed on the Index to Exhibits on page E-1.

    b. No reports on Form 8-K were filed during the fourth quarter of the calendar year ended December 31, 1995.


                           ITEM 14(a) - EXHIBIT INDEX

3 The Certificate of Incorporation and Bylaws of the Registrant are set forth as Exhibits 3.1 and 3.2, respectively, to Amendment No 1 to the Registrant's Registration Statement on Form S-11 dated April 22, 1987 (Registration No. 33-13668), and are incorporated herein by reference.

4.1 A specimen of the certificate representing Pass-Through Equity Residual Certificates of the Registrant is set forth as Exhibit 4.1 to
         Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated September 10, 1987 (Registration No. 33-13668), and is incorporated herein by reference.

4.2 Specimens of the Series A, B and C Collateralized Mortgage Obligation Bonds are set forth as Exhibit 4.2 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated September 10, 1987 (Registration No. 33-33168), and is incorporated herein by reference.

4.3 The Trust Indenture is set forth as Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated September 10, 1987 (Registration No. 33-33168), and is incorporated herein by reference.

4.4 A Form of Guaranty Agreement between the servicer and GNMA with respect to Project Loan Securities under the GNMA-I Program is set forth as
         Exhibit 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated April 22, 1987 (Registration No. 33-13668), and is incorporated herein by reference.

10 The Form of Multifamily GNMA Certificate evidencing the Registrant's beneficial ownership interest in each of the Mortgages is set forth as
         Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated April 22, 1987 (Registration No. 33-13668), and is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
        A DELAWARE CORPORATION
---------------------------------------
            (Registrant)


By: /s/ John T. Phair
    -----------------------------------
    John T. Phair
    Vice President, Treasurer

Date: 3/25/96


By: /s/ Kevin C. Horton
    -----------------------------------
    Kevin C. Horton
    Vice President and Secretary

Date: 3/25/96


By: /s/ Kevin J. Butler
    -----------------------------------
    Kevin J. Butler
    Director


Date: March 25, 1996

                                      HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

                                                 FINANCIAL REPORT

                                                 DECEMBER 31, 1995

                                                  C O N T E N T S

--------------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITOR
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance sheets
   Statements of  income
   Statements of stockholders' equity
   Statements of cash flows
   Notes to financial statements
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
South Bend, Indiana


We have audited the accompanying balance sheets of Holco Mortgage Acceptance Corporation-I as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holco Mortgage Acceptance Corporation-I as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                        /s/ McGladrey & Pullen, LLP
                                            -----------------------




South Bend, Indiana
January 10, 1996

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

BALANCE SHEETS
December 31, 1995  and  1994


ASSETS                                                       1995       1994
                                                          ---------- -----------

CASH  AND  CASH EQUIVALENTS, including amounts
   held by trustee 1995 $87,334; 1994 $87,971 ..........  $   87,334 $   88,971

INTEREST RECEIVABLE ...................................       72,938     72,567

GNMA  CERTIFICATES, at amortized cost ..................   9,492,787  9,510,433

COLLATERALIZED MORTGAGE OBLIGATION Bond Offering
    COSTS, net of accumulated amortization 1995
   $1,039,363; 1994 $1,021,694 .........................      12,159     29,828
                                                          ---------- ----------

                                                          $9,665,218 $9,701,799
                                                          ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
   Collateralized mortgage obligation bonds ...........   $8,900,000 $8,977,000
   Accounts payable ...................................       39,023     19,023
   Interest payable ...................................      138,878    140,089
                                                          ---------- ----------
                                                           9,077,901  9,136,112
                                                          ---------- ----------

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized
      700,000 shares; issued and outstanding
      563,750 shares .................................        5,638       5,638
   Additional paid-in capital ........................    2,862,878   2,862,878
   Retained earnings (deficit) .......................   (2,281,199)  2,302,829)
                                                         ----------  ----------
                                                            587,317     565,687
                                                         ----------  ----------
                                                         $9,665,218  $9,701,799
                                                         ==========  ==========

 See Notes  to  Financial Statements

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994,  and  1993

                                            1995         1994          1993
                                       ------------ ------------- --------------

Revenues, interest income:
   GNMA certificates ............      $    932,051 $   1,297,737 $   1,653,006
   Funds held by trustee ........             2,298        24,511         2,933
                                       ------------ ------------- --------------
                                            934,349     1,322,248     1,655,939
                                       ------------ ------------- --------------
Expenses:
   Interest expense .............           854,802     1,161,125     1,502,956
   Management fees, related party            26,168        24,688        40,692
   Other, net ...................             3,560         3,560        (1,576)
                                       ------------ ------------- -------------
                                            884,530     1,189,373     1,542,072
                                       ------------ ------------- --------------

              Net income ........      $     49,819 $     132,875 $     113,867
                                       ============ ============= ==============

 See Notes  to  Financial Statements.

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994,  and  1993

                                                                        Retained
                                                       Additional       Earnings
                                      Common Stock   Paid-In Capital    (Deficit)           Total
------------------------------------------------------------------------------------------------------

Balance, December 31, 1992          $          5,638 $     2,862,878 $    (1,929,444) $        939,072
   Net income                                      0               0         113,867           113,867
   Dividends declared                              0               0         (78,926)          (78,926)
                                    ------------------------------------------------------------------
Balance, December 31, 1993                     5,638       2,862,878      (1,894,503)          974,013
   Net income                                      0               0         132,875           132,875
   Dividends declared                              0               0        (541,201)         (541,201)
                                    ------------------------------------------------------------------
Balance, December 31, 1994                     5,638       2,862,878      (2,302,829)          565,687
   Net income                                      0               0          49,819            49,819
   Dividends declared                              0               0         (28,189)          (28,189)
                                    ------------------------------------------------------------------
Balance, December 31, 1995          $          5,638 $     2,862,878 $    (2,281,199) $        587,317
                                    ==================================================================


See Notes  to  Financial Statements.

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994,  AND  1993


                                                      1995         1994             1993
                                                 ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                  $    49,819    $  132,875      $   113,867
     Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
       Amortization of GNMA certificate
         discount                                    (65,617)     (153,858)       (128,128)
       Amortization of collateralized mortgage
         obligation bond discount, net                     0        18,274          17,441
       Amortization of collateralized mortgage
         obligation bond offering costs               17,669        50,663          47,043
       Change in assets and liabilities:
         Decrease (increase) in interest
           receivable                                   (371)       45,716           9,322
         Increase (decrease) in:
               Accounts payable                       20,000       (15,428)         28,381
               Interest payable                       (1,211)      (92,193)         (9,783)
                                                 -----------------------------------------
                Net cash provided by (used in)
                operating activities                  20,289       (13,951)         78,143
                                                 -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal receipts on GNMA certificates          83,263     5,930,988       1,273,786
                                                 -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of collateralized
       mortgage obligation bonds                     (77,000)    (6,593,936)      (112,519)
     Cash dividends paid                             (28,189)      (541,201)       (78,926)
                                                  ----------------------------------------
               Net cash (used in) financing
               activities                           (105,189)    (7,135,137)      (191,445)
                                                  ----------------------------------------

               Increase (decrease) in cash
               and cash equivalents                   (1,637)    (1,218,100)     1,160,484

Cash and cash equivalents, beginning                  88,971      1,307,071        146,587
                                                  ----------------------------------------
Cash and cash equivalents, ending                 $   87,334     $   88,971     $1,307,071
                                                  ========================================

See Notes  to  Financial Statements.

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

NOTES TO FINANCIAL STATEMENTS


Note 1. Organization, Use of Estimates, and Significant Accounting Policies

Organization:

Holco Mortgage Acceptance Corporation-I, a Delaware corporation, (the "Company") was formed on April 3, 1987 to invest in Multifamily GNMA Certificates, by acquiring fully modified pass-through certificates representing beneficial ownership in multifamily housing project mortgage loans issued by the Federal Housing Administration ("FHA") under Section 223(f) of the National Housing Act. These Certificates are guaranteed by the Government National Mortgage Association ("GNMA"), and are backed by the full faith and credit of the United States. The Company obtained proceeds for the acquisition of the GNMA Certi-ficates by issuing its common stock and three series of Bonds. The Company's sole activities consist of providing monthly interest payments to the bond holders; repaying the principal of the bonds at either redemption or maturity; and providing distributions to common stockholders ("PERC" holders) which are expected to provide them with repayment of their investment plus a return thereon.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company estimated prepayments of GNMA Certificates and corresponding redemptions of collateralized mortgage obligation bonds at the time of issuance. These estimates are used to determine the constant effective yield necessary to apply the interest method of amortization for the collateralized mortgage obligation bond offering costs, collateralized mortgage obligation bond discount, and GNMA certificate market discount. Actual payments could differ from those estimates and such differences could occur in the near term.

Significant accounting policies:

Basis of accounting:

The accompanying financial statements are prepared in accordance with generally accepted accounting principles, including the use of the accrual method of accounting.

Cash equivalents:

For purposes of the statement of cash flows, the Company considers corporate trust accounts held by the trustee to be cash equivalents.

Collateralized mortgage obligation bond offering costs, collateralized mortgage obligation bond discount, and GNMA certificate market discount:

Collateralized mortgage obligation bond offering costs include underwriting commissions and other expenses associated with the offering. The collateralized mortgage obligation bond offering costs and collateralized mortgage obligation bond discount are being amortized over the expected life of the related bonds using the interest method and are included in interest expense. The GNMA certificate market discount is being amortized over the expected life of the GNMA Certificates using the interest method and is included in interest income.


Note 2. Income Tax Status

The Company elected to be treated as a real estate mortgage investment conduit ("REMIC") which has been authorized under the Tax Reform Act of 1986. The sections of the federal income tax laws applicable to REMICs provide that in lieu of corporate income taxes, the PERC holders separately account for their pro rata share of the Company's items of income, deductions, losses, and credits.


Note 3. Cash Distributions to PERC Holders

PERC holders receive quarterly cash distributions consisting of the cash flows of the Company, if any, remaining after debt service on the bonds and payment of operating expenses.


Note 4. GNMA Certificates

The GNMA Certificates consist of three Multifamily GNMA Certificates as of December 31, 1995 and 1994. The GNMA Certificates have been assigned to a trust for the purpose of securing the collateralized mortgage obligation bonds. The Certificates are payable in aggregate monthly installments of approximately $79,000 as of December 31, 1995 and 1994, including interest at 9% to 9.25% per annum with stated maturity dates varying between December 2021 and January 2022. The GNMA Certificates are held for payment of principal and interest on the collateralized mortgage obligation bonds and, accordingly, are reflected on the accompanying balance sheets at amortized cost.

The principal balances and unamortized market discount on the GNMA Certificates as of December 31, 1995 and 1994 are as follows:

                                                          1995          1994
                                                       ----------    -----------

Principal balances                                     $9,539,000    $9,622,263
Unamortized discount                                       46,213       111,830
                                                       ----------    ----------
                                                       $9,492,787    $9,510,433
                                                       ==========    ==========

It is anticipated that all GNMA Certificates will be prepaid during the year ending December 31, 1996.

Note 5. Related Party Transactions

Purchase of GNMA Certificates:

The proceeds from sale of the Bonds and the PERCs were used by the Company to purchase Multifamily GNMA Certificates from HC Mortgage Company, Inc. ("HC Mortgage"), an affiliate of the Company, and to pay the costs of the offering.

Fees to affiliate:

The Company pays to HC Mortgage a monthly management fee which will be subsequently reduced in proportion to the reduction in cash flow occurring when any GNMA Certificate is prepaid, disposed of, or fully amortized. The management fee paid is intended to cover accounting fees, legal fees, trustee fees, and independent directors' fees of the Company. Affiliates of the Company will not be required to pay expenses of the Company in the event that expenses exceed the management fee. However, the affiliates may elect to pay the excess of expenses incurred over the management fee received and treat such excess as an operating expense loan. The amount of operating expense loans included in accounts payable in the accompanying balance sheets at December 31, 1995 and 1994 is $36,000 and $16,000 respectively. The management fee, including excess expense reimbursement, for the years ended December 31, 1995, 1994, and 1993 was $26,168, $24,688, and $40,692 respectively.


Note 6. Collateralized Mortgage Obligation Bonds

The collateralized mortgage obligation bonds were issued in the aggregate principal amount of $45,335,000 as follows:

                                                                    Bonds
                               Original                          Outstanding
                               Principal    Interest   Stated    December 31,
                                 Amount       Rate    Maturity*     1995
                              -----------------------------------------------
Class:
  A Bonds                     $18,060,000    9.200%    9/1/95    $        0
  B Bonds                      16,000,000    9.000     2/1/22             0
  C Bonds                      11,275,000    9.375     2/1/22     8,900,000
                              -----------                        ----------
                              $45,335,000                        $8,900,000
                              ===========                        ==========


*  Assuming no prepayments on the GNMA Certificates.

Interest is payable monthly on the first business day of each month. Interest payments are made for interest accrued to the beginning of the calendar month preceding the month of the payment date.

The bonds will bear interest at rates described above and will be subject to prepayment or redemption. Interest will cease accruing on each bond at the beginning of the calendar month immediately preceding the month of the bond's final payment or redemption.

Principal and interest payments received on the Company's Multifamily GNMA Certificates are being applied to pay principal and interest on the bonds with sufficient monthly redemptions, at a minimum, to assure the bonds which remain outstanding are fully secured by the Multifamily GNMA Certificates and the other collateral held by the trustee.

Based upon the scheduled repayments and anticipated prepayments of the GNMA Certificates, it is anticipated that all the collateralized mortgage obligation bonds will be redeemed over the next year.


Note 7. Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates fair value because of the short maturity of those instruments.

GNMA Certificates:

The fair values of the GNMA Certificates are estimated based on quoted market prices received by the trustee.

The estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are as follows:

                                                   1995                              1994
                                     -------------------------------- ---------------------------------
                                     Carrying Value     Fair Value     Carrying Value     Fair Value
                                     ------------------------------------------------------------------

   Cash and cash equivalents         $        87,334 $         87,334 $         88,971 $         88,971
   GNMA Certificates                       9,492,787       10,066,000        9,510,433        9,667,000


Collateralized Mortgage Obligation Bonds:

The fair value of the Company's collateralized mortgage obligation bonds is not practicable to determine because future cash flows are uncertain and difficult to predict.


Note 8. Cash Flows Information

Supplemental information relative to the statements of cash flows for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                           1995        1994           1993
                                        --------------------------------------
Supplemental disclosures of cash
  flows information:
  Cash payments for interest            $  838,344   $1,184,381     $1,448,255