Form 10-Q
period 1996-03-31
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1996-05-15
CIK 813418

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1996

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

                   Yes  X               No

The number of shares outstanding of each class of Registrant's Common Stock was 563,750 shares of common stock, par value $.01 as of March 1, 1996.

                HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                           BALANCE SHEETS

                                                     March 31,
                                                       1996         December 31,
                                                    (Unaudited)       1995
                                                   -----------      ------------
              ASSETS
CASH .........................................     $     1,000      $     1,000

INTEREST RECEIVABLE ..........................          71,773           72,938

INVESTMENTS:
  Insured GNMA mortgages, at cost ............       9,504,737        9,492,787
  Funds held by Trustee ......................          89,686           86,334
                                                   -----------      -----------
  Net Investments ............................       9,667,196        9,653,059

ORGANIZATION COSTS, at amortized cost ........               0                0
COLLATERALIZED MORTGAGE BOND OFFERING
  COSTS, net of accumulated
  amortization of $1,048,546 .................           2,976           12,159
                                                   -----------      -----------
  Total Assets ...............................     $ 9,670,172      $ 9,665,218
                                                   ===========      ===========

  LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
  COLLATERALIZED MORTGAGE BONDS ..............       8,880,000        8,900,000
  ACCOUNTS PAYABLE ...........................          39,913           39,023
  INTEREST PAYABLE ...........................         138,565          138,878
                                                   -----------      -----------
     Total Liabilities .......................     $ 9,058,478      $ 9,077,901

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.01 par value;
    authorized 700,000 shares; issued
    and outstanding 563,750 shares ...........     $     5,638      $     5,638
  ADDITIONAL PAID-IN CAPITAL .................       2,862,878        2,862,878
  RETAINED EARNINGS ..........................      (2,256,822)      (2,281,199)
                                                   -----------      -----------
     Total Stockholders' Equity ..............     $   611,694      $   587,317
                                                   -----------      -----------
     Total Liabilities &
       Stockholders' Equity ..................     $ 9,670,172      $ 9,665,218
                                                   ===========      ===========
See Notes to Financial Statements.

              HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

                     STATEMENTS OF OPERATIONS
                           (Unaudited)
          For the Three Month Period Ended March 31, 1996

                                                                          For the Three
                                                                           Months Ended
                                                                              March 31,
                                                                          1996         1995
                                                                        --------     --------
INCOME:

  INTEREST INCOME ...........................................           $215,759     $217,871

  INTEREST INCOME - MORTGAGE DISCOUNT .......................             33,995       22,058
                                                                        --------     --------
     Total Income ...........................................           $249,754     $239,929
                                                                        --------     --------
EXPENSES:

  INTEREST EXPENSE ..........................................           $208,125     $209,961

  INTEREST EXPENSE - AMORTIZATION OF
    BOND OFFERING COSTS .....................................              9,183        6,279

  MANAGEMENT FEE ............................................              1,542        1,542

  AMORTIZATION OF ORGANIZATION COSTS ........................                  0            0
                                                                        --------     --------
     Total Expenses .........................................           $218,850     $217,782
                                                                        --------     --------
NET INCOME BEFORE PROVISION
  FOR STATE INCOME TAXES ....................................           $ 30,904     $ 22,147

PROVISION FOR STATE TAXES ...................................                890          890
                                                                        --------     --------
     Net Income .............................................           $ 30,014     $ 21,257
                                                                        ========     ========
     Net Income per share (563,750
       shares outstanding) ..................................           $   0.05     $   0.04
                                                                        ========     ========

See Notes to Financial Statements.

                     HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                       For the Three
                                                                        Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      1996        1995
                                                                    ---------   --------

Cash flows from operating activities:
  Net income for the period .....................................   $  30,014   $ 21,257
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net GMNA certificate
      discount ..................................................     (33,995)   (22,058)
    Accretion of collateralized mortgage
      obligation bond interest ..................................           0          0
    Amortization of collateralized mortgage
      obligation bond offering costs ............................       9,183      6,279
    Amortization of organization costs ..........................           0          0
    Decrease (increase) in:
      Interest Receivable .......................................       1,165        151
    Increase (decrease) in:
      Accounts payable ..........................................         890     (2,667)
      Interest payable ..........................................        (313)      (297)
                                                                    ---------   --------
   Cash flows provided by operating activities ...................      6,944      2,665
                                                                     ---------  --------
Cash flows from investing activities:
  Principal payments on GNMA certificates ........................      22,045    20,096
                                                                     ---------  --------
Cash flows from financing activities:
  Redemption of collateralized mortgage
    obligation bonds .............................................     (20,000)  (19,000)
  Dividend payments to stockholders ..............................      (5,637)  (11,275)
                                                                     ---------  --------
  Cash flows used in financing activities ........................     (25,637)  (30,275)
                                                                     ---------  --------
  Increase (decrease) in cash and cash
    equivalents ..................................................       3,352    (7,514)
Cash and cash equivalents, beginning .............................      87,334    88,971
                                                                     ---------  --------
Cash and cash equivalents, ending ................................      90,686    81,457
                                                                     =========  ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest ...................................................     208,438   210,258
      State income taxes .........................................           0     3,560

See Notes to Financial Statements.

                   NOTES TO FINANCIAL STATEMENTS


Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in financial position for the three months then ended.

Note 2. The results of operations for the three month period ended March 31, 1996 is not necessarily indicative of the results to be expected for the full year.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following documents are filed as part of this Form 10-Q and incorporated herein by this reference:

             4.1-  Specimen   certificate   representing   Pass-Through   Equity
                   Residual Certificates of the Registrant.*

             4.2- Specimens of the Series A, B and C Collateralized Mortgage Obligation Bonds.*

             4.3 - Trust Indenture dated as of August 26, 1987.*

             4.4- Form of Guaranty  Agreement between the servicer and GNMA with respect to Project Loan Securities under the GNMA I Program.**

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

                ** - The foregoing was filed as an Exhibit to
                     the Registration Statement on Form S-11,
                     No. 33-13668 on April 22, 1987.

               *** - The foregoing was filed by the registrant
                     on March 28, 1996.

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

                           HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                     (Registrant)


Date:  May 14, 1996        /s/ John T. Phair
                           --------------------------------
                           JOHN T. PHAIR
                           (VICE PRESIDENT, TREASURER
                           AND DIRECTOR)
                           CHIEF ACCOUNTING OFFICER

Date:  May 14, 1996        /s/ Kevin C. Horton
                           --------------------------------
                           KEVIN C. HORTON
                           (VICE PRESIDENT, SECRETARY
                           AND DIRECTOR)