Form 10-Q
period 1996-06-30
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1996-08-14
CIK 813418

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         For Quarter Ended June 30, 1996
                               -------------------

                         COMMISSION FILE NUMBER 33-13668
                           (S-11 Registration Number)
                               -------------------

                     HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         -------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                             220 WEST COLFAX STREET
                                    SUITE 200
                              SOUTH BEND, IN 46601
                    ----------------------------------------
                    (Address of principal executive offices)

                                   38-2733561
                      ------------------------------------
                      (IRS Employer Identification Number)

                                 (219) 284-3789
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

The number of shares outstanding of each class of Registrant's Common Stock was 563,750 shares of common stock, par value $.01 as of June 1, 1996.

                              FINANCIAL STATEMENTS

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                 BALANCE SHEETS

                                                    June 30,
                                                      1996          December 31,
                                                   (Unaudited)          1995
                                                   -----------      ------------
              ASSETS

CASH .........................................     $     1,000      $     1,000

INTEREST RECEIVABLE ..........................          71,603           72,938

INVESTMENTS:
  Insured GNMA mortgages, at cost ............       9,516,987        9,492,787
  Funds held by Trustee ......................          91,667           86,334
                                                   -----------      -----------
  Net Investments ............................       9,681,257        9,653,059

ORGANIZATION COSTS, at amortized cost ........               0                0
COLLATERALIZED MORTGAGE BOND OFFERING
  COSTS, net of accumulated
  amortization of $1,051,522 .................               0           12,159
                                                   -----------      -----------
  Total Assets ...............................     $ 9,681,257      $ 9,665,218
                                                   ===========      ===========

  LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
  COLLATERALIZED MORTGAGE BONDS ..............       8,859,000        8,900,000
  ACCOUNTS PAYABLE ...........................          40,803           39,023
  INTEREST PAYABLE ...........................         138,237          138,878
                                                   -----------      -----------
     Total Liabilities .......................     $ 9,038,040      $ 9,077,901

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.01 par value;
    authorized 700,000 shares; issued
    and outstanding 563,750 shares ...........     $     5,638      $     5,638
  ADDITIONAL PAID-IN CAPITAL .................       2,862,878        2,862,878
  RETAINED EARNINGS ..........................      (2,225,040)      (2,281,199)
                                                   -----------      -----------
     Total Stockholders' Equity ..............     $   643,217      $   587,317
                                                   -----------      -----------
     Total Liabilities &
       Stockholders' Equity ..................     $ 9,681,257      $ 9,665,218
                                                   ===========      ===========

See Notes to Financial Statements.

                     HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
        For the Three and Six Month Period Ended June 30, 1996 and 1995

                                                       For the Three Months         For the Six Months
                                                           Ended June 30,             Ended June 30,
                                                       ---------------------       --------------------
                                                         1995         1996           1995        1996
                                                       --------     --------       --------    --------
INCOME:

  INTEREST INCOME ................................     $217,409     $215,390       $435,280    $431,149

  INTEREST INCOME - MORTGAGE DISCOUNT ............      (22,050)      34,812              8      68,807
                                                       --------     --------       --------    --------
     Total Income ................................     $195,359     $250,202       $435,288    $499,956
                                                       --------     --------       --------    --------
EXPENSES:

  INTEREST EXPENSE ...............................     $209,516     $207,633       $419,477    $415,758

  INTEREST EXPENSE - AMORTIZATION OF
    BOND OFFERING COSTS ..........................       (7,011)       2,976           (732)     12,159

  MANAGEMENT FEE .................................        1,542        1,542          3,084       3,084

  AMORTIZATION OF ORGANIZATION COSTS .............            0            0              0           0
                                                       --------       --------     --------    --------
     Total Expenses ..............................     $204,047       $212,151     $421,829    $431,001
                                                       --------       --------     --------    --------
NET INCOME BEFORE PROVISION
  FOR STATE INCOME TAXES .........................     $ (8,688)      $ 38,051     $ 13,459    $ 68,955

PROVISION FOR STATE TAXES ........................          890            890        1,780       1,780
                                                       --------       --------     --------    --------
     Net Income ..................................     $ (9,578)      $ 37,161     $ 11,679    $ 67,175
                                                       ========       ========     ========    ========
     Net Income per share (563,750
       shares outstanding) .......................     $  (0.02)      $   0.07     $   0.02    $   0.12
                                                       ========       ========     ========    ========

See Notes to Financial Statements.

                     HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                       For the Three Months         For the Six Months
                                                           Ended June 30,             Ended June 30,
                                                       ---------------------       --------------------
                                                         1995         1996           1995        1996
                                                       --------     --------       --------    --------
Cash flows from operating activities:
  Net income for the period ......................     $ (9,578)    $ 37,161       $ 11,679    $ 67,175
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Amortization of net GMNA
      certificate discount ......................        22,050      (34,812)            (8)    (68,807)
    Accretion of collateralized mortgage
      obligation bond interest ..................             0            0              0           0
    Amortization of collateralized mortgage
      obligation bond offering costs ............        (7,011)       2,976           (732)     12,159
    Amortization of organization costs ..........             0            0              0           0
    Decrease (increase) in:
      Interest Receivable .......................           155          170            306         336
    Increase (decrease) in:
      Accounts payable ..........................           887          890         (1,780)      1,780
      Interest payable ..........................          (297)        (328)          (594)       (641)
                                                       --------     --------       --------    --------
   Cash flows provided by operating
     activities .................................      $  6,206     $  6,057       $  8,871    $ 12,002
                                                       --------     --------       --------    --------
Cash flows from investing activities:
  Principal payments on GNMA
    certificates ................................      $ 20,566     $ 22,562       $ 40,662    $  44,607
                                                       --------     --------       --------    ---------
Cash flows from financing activities:
  Redemption of collateralized
    mortgage obligation bonds ...................      $(19,000)    $(21,000)      $(38,000)   $ (41,000)
  Dividend payments to stockholders .............        (5,638)      (5,638)       (16,913)     (11,276)
                                                       --------     --------       --------    ---------
  Cash flows used in financing
    activities ..................................      $(24,368)    $(26,638)      $(54,913)   $ (52,276)
                                                       --------     --------       --------    ---------
  Increase (decrease) in cash and
    cash equivalents ............................      $  2,134     $  1,981       $ (5,380)   $   4,333
Cash and cash equivalents, beginning ............        81,591       90,686         88,971       88,334
                                                       --------     --------       --------    ---------
Cash and cash equivalents, ending ...............      $ 83,591     $ 92,667       $ 83,591    $  92,667
                                                       ========     ========       ========    =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest ....................................       209,813     207,961         420,071      416,086
    State income taxes ..........................             0          0            3,560            0


See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS


Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in financial position for the three and six months then ended.

Note 2. The results of operations for the three and six month period ended June 30, 1996 is not necessarily indicative of the results to be expected for the full year.

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


                           HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                     (Registrant)


Date:  August 14, 1996                  /s/ John T. Phair
                                        --------------------------------
                                       JOHN T. PHAIR
                                       (VICE PRESIDENT, TREASURER
                                       AND DIRECTOR)
                                       CHIEF ACCOUNTING OFFICER


Date:  August 14, 1996                 /s/ Kevin C. Horton
                                      --------------------------------
                                      KEVIN C. HORTON
                                      (VICE PRESIDENT, SECRETARY
                                      AND DIRECTOR)