Form 10-Q
period 1996-09-30
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1996-11-14
CIK 813418

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1996
                            -------------------------

                         COMMISSION FILE NUMBER 33-13668
                           (S-11 Registration Number)
                            -------------------------

                     HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation of organization)

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

     Yes [ X ]   No [  ]

The number of shares outstanding of each class of Registrant's Common Stock was 563,750 shares of common stock, par value $.01 as of September 1, 1996.

Item 1. Financial Statements

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I
                                 BALANCE SHEETS



                                                                       Sept. 30, 1996  December 31,
                               ASSETS                                    (Unaudited)      1995
                                                                       --------------  -----------
CASH ................................................................   $     1,000    $     1,000
INTEREST RECEIVABLE .................................................        71,400         72,938
     Insured GNMA mortgages, at cost ................................     9,448,730      9,492,787
     Funds held by Trustee ..........................................        94,141         86,334
                                                                        -----------    -----------
     Net Investments ................................................     9,542,871      9,579,121
ORGANIZATION COSTS, at amortized cost ...............................             0              0
                                                                        -----------    -----------
COLLATERALIZED MORTGAGE BOND OFFERING COSTS, net of accumulated amortization of $1,051,522
                                                                                  0         12,159
                                                                        -----------    -----------
          Total Assets ..............................................   $ 9,615,271    $ 9,665,218
                                                                        ===========    ===========


                 LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
     COLLATERALIZED MORTGAGE BONDS ..................................   $ 8,838,000    $ 8,838,000
     ACCOUNTS PAYABLE ...............................................        41,693         39,023
     INTEREST PAYABLE ...............................................       138,039        138,878
                                                                        -----------    -----------
          Total Liabilities .........................................   $ 9,017,732    $ 9,077,901


STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.01 par value;
     authorized 700,000 shares; issued and
     outstanding 663,750 shares .....................................   $     5,638    $     5,638
     ADDITIONAL PAID-IN CAPITAL .....................................     2,862,878      2,862,878
     RETAINED EARNINGS ..............................................    (2,270,977)    (2,281,199)
                                                                        -----------    -----------
          Total Stockholders' Equity ................................   $   597,539    $   587,317
                                                                        -----------    -----------
          Total Liabilities & Stockholders' Equity ..................   $ 9,615,271    $ 9,665,218
                                                                        ===========    ===========

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Nine Month Period Ended September 30, 1996


                                                                                   For the    For the
                                                                                    Three      Nine
                                                                                    Months     Months
                                                                                   Sept. 30   Sept. 30
                                                                                     1996       1996
                                                                                   --------   --------
INCOME:
     INTEREST INCOME ...........................................................   $214,878   $646,027
     INTEREST INCOME - Market Discount .........................................          0     68,807
                                                                                   --------   --------
          Total Income .........................................................   $214,878   $714,834
                                                                                   --------   --------
EXPENSES:
     INTEREST EXPENSE ..........................................................   $207,140   $622,898
     INTEREST EXPENSE - AMORTIZATION OF
     BOND OFFERING COSTS .......................................................          0     12,159
     MANAGEMENT FEE ............................................................      1,542      4,626
                                                                                   --------   --------
          Total Expenses .......................................................   $208,682   $639,683
NET INCOME BEFORE PROVISION
FOR STATE INCOME TAXES .........................................................   $  6,196   $ 75,151
PROVISION FOR STATE TAXES ......................................................        890      2,670
                                                                                   --------   --------
          Net Income ...........................................................   $  5,306   $ 72,481
                                                                                   ========   ========
          Net Income per share (563,750
          shares outstanding) ..................................................   $   0.01   $   0.13
                                                                                   ========   ========

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Nine Month Period Ended September 30, 1995



                                                         For the        For the
                                                          Three          Nine
                                                          Months         Months
                                                         Sept. 30       Sept. 30
                                                           1995           1995
                                                         --------       --------
INCOME:
     INTEREST INCOME .............................       $216,972       $652,252
     INTEREST INCOME - Market Discount ...........         32,413         32,421
          Total Income ...........................       $249,385       $684,673
EXPENSES:
     INTEREST EXPENSE ............................       $209,062       $628,539
     INTEREST EXPENSE - AMORTIZATION OF
     BOND OFFERING COSTS .........................          9,206          8,474
     MANAGEMENT FEE ..............................          1,542          4,626
          Total Expenses .........................       $219,810       $641,639
NET INCOME BEFORE PROVISION
FOR STATE INCOME TAXES ...........................       $ 29,575       $ 43,034
PROVISION FOR STATE TAXES ........................            890          2,670
          Net Income .............................       $ 28,685       $ 40,364
          Net Income per share (563,750
          shares outstanding) ....................       $   0.05       $   0.07


See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                   For the     For the
                                                                                    Three        Nine
                                                                                    Months      Months
                                                                                   Sept. 30    Sept. 30
                                                                                     1996         1996
                                                                                   --------     --------
Cash flows from operating activities:
     Net income for the period .................................................   $   5,306    $  72,481
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Amortization of net GNMA
          certificate discount .................................................           0      (68,807)
          Amortization of collateralized mortgage
          obligation bond offering costs .......................................           0       12,159
          Decrease (increase) in:
               Interest Receivable .............................................         174          510
          Increase (decrease) in:
               Accounts payable ................................................         890        2,670
               Interest payable ................................................        (328)        (969)
     Cash flows provided by operating activities ...............................   $   6,042    $  18,049
                                                                                   ---------    ---------

Cash flows from investing activities:
     Principal payments on GNMA certificates ...................................   $  23,069    $  67,676
                                                                                   ---------    ---------

Cash flows from financing activities:
     Redemption of collateralized mortgage .....................................   $ (21,000)   $ (62,000)
     obligation bonds
     Dividend payment to stockholders ..........................................      (5,638)     (16,914)
     Cash flows used in financing activities ...................................   $ (26,638)   $ (78,914)
                                                                                   ---------    ---------
     Increase (decrease) in cash and
     cash equivalents ..........................................................   $   2,473    $   6,806

Cash and cash equivalents, beginning ...........................................      92,667       88,334
                                                                                   ---------    ---------

Cash and cash equivalents, ending ..............................................   $  95,141    $  95,141
                                                                                   =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest ..................................................................     207,469      623,555
     State income taxes ........................................................           0            0


See Notes to Financial Statements.

 HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                   For the    For the
                                                                                    Three      Nine
                                                                                    Months     Months
                                                                                   Sept. 30   Sept. 30
                                                                                     1996       1996
                                                                                   --------   --------
Cash flows from operating activities:
     Net income for the period .................................................   $  28,685    $  40,364
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Amortization of net GNMA .............................................     (32,413)     (32,421)
          certificate discount
          Amortization of collateralized mortgage
          obligation bond offering costs .......................................           0        8,474
          Decrease (increase) in:
               Interest Receivable .............................................       9,206          465
          Increase (decrease) in:
               Accounts payable ................................................         159         (890)
               Interest payable ................................................        (305)        (899)
                                                                                   ---------    ---------
     Cash flows provided by operating activities ...............................   $   6,222    $  15,093
                                                                                   ---------    ---------

Cash flows from investing activities:
     Principal payments on GNMA certificates ...................................   $  21,048    $  61,710
                                                                                   ---------    ---------

Cash flows from financing activities:
     Redemption of collateralized mortgage .....................................   $ (19,000)   $ (57,000)
     obligation bonds
     Dividend payment to stockholders ..........................................      (5,638)     (22,551)
                                                                                   ---------    ---------
     Cash flows used in financing activities ...................................   $ (24,638    $ (79,551)
                                                                                   ---------    ---------

     Increase (decrease) in cash and
     cash equivalents ..........................................................   $   2,632    $  (2,748)

Cash and cash equivalents, beginning ...........................................      83,591       88,971
                                                                                   ---------    ---------

Cash and cash equivalents, ending ..............................................   $  86,223    $  86,223
                                                                                   =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest ..................................................................     209,367      629,438
     State income taxes ........................................................           0        3,560

See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS


Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in financial position for the three and nine months then ended.

Note 2. The results of operations for the three and nine month period ended September 30, 1996 is not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Corporation's results of operations depend primarily on the amount of interest paid on the Multifamily GNMA Certificates securing the Bonds, the incidence of prepayments of principal made on the mortgage loans underlying such multifamily GNMA Certificates, the amount of earnings from re-investment of distributions on such Multifamily GNMA Certificates and the amount of the Corporation's expenses, including, among other things, interest payments due on the Bonds and the operating expenses of the Corporation. Substantially all of the Corporation's expenses are interest payments due on the Bonds, management fees, audit, legal, trustee and other related expenses, state  and  local  taxes,  reporting  requirement  fees  and  costs  of maintaining the Corporation's corporate qualifications. It is anticipated that scheduled distributions of principal of and interest on the Multifamily GNMA Certificates pledged as collateral for the Bonds, together with the re-investment earnings thereon, will provide sufficient funds to make timely payment of all amounts due on the Bonds in accordance with their terms and to pay all of the operating expenses of the Corporation.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following documents are filed as part of this Form 10-Q and incorporated herein by this reference:

              4.1  Specimen   certificate   representing   Pass-Through   Equity
                   Residual Certificates of the Registrant.*

              4.2 Specimens of the Series A, B and C Collateralized Mortgage Obligation Bonds.*

              4.3  Trust Indenture dated as of August 26, 1987.*

              4.4  Form of Guaranty Agreement between the servicer and GNMA with
                   respect  to  Project  Loan   Securities   under  the  GNMA  I
                   Program.**

              28   Form 10-K of registrant.***


              * Each of the foregoing was filed as an Exhibit with Post Effective Amendment No. 1 on Form S-11 (Registration No. 33-13688) filed on September 10, 1987.

              ** The foregoing was filed as an Exhibit to the Registration Statement on Form S-11, No. 33-13668 on April 22, 1987.

              ***  The foregoing was filed by the registrant on March 28, 1996.


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


                                     HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                                  (Registrant)


Date:    November 12, 1996           /s/ John T. Phair
                                     -----------------------------------------
                                     John T. Phair
                                     Vice President, Treasurer and Director
                                     Chief Accounting Officer


Date:    November 12, 1996           /s/ Kevin C. Horton
                                     -------------------------------------------
                                     Kevin C. Horton
                                     Vice President, Secretary and Director