Form 10-K
period 1996-12-31
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1997-04-01
CIK 813418

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
-------------------------                                 ----------------------
    December 31, 1996                                              33-13668

                    Holco Mortgage Acceptance Corporation-I
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        38-2733561
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

      P.O. Box 926, South Bend, IN                       46634-0926
----------------------------------------                 ----------
(Address of principal executive offices)                  (ZipCode)


        Registrant's telephone number, including area code:(219) 287-7861


Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange on
Title of Each Class                                    which Registered
----------------------------------------         -------------------------
Series "C" Collateralized Mortgage Bonds          American Stock Exchange
Common Stock                                      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__X___

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997: $563,750

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1997: 5363,750 Shares of Common Stock


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


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 1996.


                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Up until October 31, 1996, the principal United States market for the Corporation's Common Stock was the American Stock Exchange. In October of 1996, the American Stock Exchange notified the corporation that it intended to de-list the stock effective October 31, 1996. This decision was based upon the fact that the remaining assets of the corporation no longer met AMEX's minimum standards. However, Holco still has approximately $8.0 million in mortgage assets in the fund andthese assets continue to provide cash flow as described below. The corporation is cognizant of the fact that it is necessary to provide a trading forum for the stock and are in the process of producing financial projections to assist in establishing a market maker. As soon as this is completed, stockholders will be notified of their options for trading stock.

The quarterly high and low market information for the Common Stock and dividends paid by the Corporation are as follows:

                                                  Market Prices
                                               --------------------
                                               High            Low     Dividends
--------------------------------------------------------------------------------

03/01/95 .......................               2.75            2.00       0.02
06/01/95 .......................               2.44            1.88       0.01
09/01/95 .......................               2.31            1.88       0.01
12/01/95 .......................               1.94            0.69       0.01
03/01/96 .......................               0.88            0.56       0.01
06/01/96 .......................               0.94            0.62       0.01
09/01/96 .......................               0.84            0.53       0.01
12/01/96 .......................               0.94            0.50       0.01

As of March 20, 1996, there were approximately 800 record holders of Common Stock. The company pays cash dividends from available cash after paying all expenses.

Item 6. Selected Financial Data.

For years ended December 31, 1996, 1995, 1994, 1993, and 1992:

                                 1996           1995         1994          1993          1992
------------------------------------------------------------------------------------------------

Total Revenues ...........   $   862,036   $   934,349   $ 1,322,248   $ 1,655,939   $ 2,293,203

Total Expense ............       839,847       884,530     1,189,373     1,542,072     2,204,226

Net Income ...............        22,189        49,819       132,875       113,867        88,977

Net Income  allocated  per
share of Common Stock                .04           .09          0.24          0.20          0.16

GNMA Certificates, at cost     9,403,269     9,492,787     9,510,433    15,287,563    16,433,221

Total Assets .............     9,579,277     9,665,218     9,701,799    16,793,408    16,834,947

Collateralized  Mortgage
Obligation Bonds .........     8,816,000     8,900,000     8,977,000    15,552,662    15,647,740

Cash  dividends declared
per share
of Common Stock .........           0.04          0.05          0.96          0.14          1.29


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

Because the amount of interest income that the Corporation receives on the Multifamily GNMA Certificates, together with the reinvestment earnings on distributions of principal of and interest on the Multifamily GNMA Certificates, may, in some periods, be less than the sum of the Corporation's interest expenses on the Bonds and operating expenses for such periods, the Corporation's ratio of earnings to fixed charges for such periods may be less than one to one. Any such income shortfalls will not, however, be cash flow shortfalls because principal and interest payments on the Multi- family GNMA Certificates, together with reinvestment earnings thereon, will be available in sufficient amounts to meet interest income shortfalls and to make required principal payments onthe Bonds. In addition, the amortization of issuance costs of the Bonds reduces the Corporation's ratio of earnings to fixed charges but will not affect the amount of cash available to meet fixed charges.


Item 8.  Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedule on Page F-1 of this Form 10-K.


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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



Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of March 20, 1997, no person owned of record or was known to own beneficially more than 5% of the outstanding Common Stock of the Corporation. Also, no director or officer of the Corporation owned any of the outstanding Common Stock of the Corporation as of March 20, 1997.


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

b. No reports on Form 8-K were filed during the fourth quarter of the calendar year ended December 31, 1996.

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

13   Annual report to security holders

27   Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
        A DELAWARE CORPORATION
            (Registrant)


By:  /s/ John T. Phair
     John T. Phair
     Vice President, Treasurer
     and a Director

Date:  March 27, 1997


By: /s/ Kevin C. Horton
    Kevin C. Horton
    Vice President, Secretary
    and a Director

Date:  March 27, 1997


By:  /s/ Kevin J. Butler
     Kevin J. Butler
     Director

Date:  March 27, 1997