Form 10-Q
period 1997-03-31
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1997-05-15
CIK 813418

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                            ------------------------


                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 1997


                         -------------------------------
                         COMMISSION FILE NUMBER 33-13668
                           (S-11 Registration Number)
                         -------------------------------


                     HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
                         -------------------------------
                         (State or other jurisdiction of
                         incorporation of organization)


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


                                 (219) 289-3585
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes   [ X ]  No [   ]

The number of shares outstanding of each class of Registrant's Common Stock was 563,750 shares of common stock, par value $.01 as of March 31, 1997.

Item 1.Financial Statements

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I
                                 BALANCE SHEETS

                                                                 March 31, 1997  December 31,
                                                                  (Unaudited)       1996
                                                                 --------------  ------------

ASSETS

CASH ..........................................................   $     1,000    $     1,000

INTEREST RECEIVABLE ...........................................   $    71,741    $    72,293

INVESTMENTS:
     Insured GNMA mortgages, at cost ..........................     9,383,279      9,403,269
     Funds held by Trustee ....................................        93,749         91,144
                                                                  -----------    -----------
     Net Investments ..........................................     9,477,028      9,494,413

ORGANIZATION COSTS, at amortized cost .........................             0              0

COLLATERALIZED MORTGAGE BOND OFFERING COSTS, net of accumulated amortization of $1,051,522
                                                                        9,459         11,571
                                                                  -----------    -----------
          Total Assets ........................................   $ 9,559,228    $ 9,579,277
                                                                  ===========    ===========

                LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:

     COLLATERALIZED MORTGAGE BONDS ............................   $ 8,794,000    $ 8,816,000

     ACCOUNTS PAYABLE .........................................        39,943         38,756

     INTEREST PAYABLE .........................................       137,214        137,565
                                                                  -----------    -----------

          Total Liabilities ...................................   $ 8,971,157    $ 8,992,321

STOCKHOLDERS' EQUITY:

     COMMON STOCK, $0.01 par value;
     authorized 700,000 shares; issued and
     outstanding 563,750 shares ...............................   $     5,638    $     5,638
     ADDITIONAL PAID-IN CAPITAL ...............................     2,862,878      2,862,878

     RETAINED EARNINGS ........................................    (2,280,445)    (2,281,560)
                                                                  -----------    -----------

          Total Stockholders' Equity ..........................   $   588,071    $   586,956
                                                                  -----------    -----------

          Total Liabilities & Stockholders' Equity ............   $ 9,559,228    $ 9,579,277
                                                                  ===========    ===========

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
            For the Three Month Period Ended March 31, 1997 and 1996


                                                                       For the
                                                         For the        Three
                                                       Three Months     Ended
                                                          Ended         Months
                                                         March 31,     March 31,
                                                           1997          1996
                                                        ------------   ---------

INCOME:

     INTEREST INCOME .............................       $213,872       $215,759

     INTEREST INCOME - Market Discount ...........          4,194         33,995
                                                         --------       --------
          Total Income ...........................       $218,066       $249,754
                                                         --------       --------



EXPENSES:

     INTEREST EXPENSE ............................       $206,102       $208,125
     INTEREST EXPENSE - AMORTIZATION OF
     BOND OFFERING COSTS .........................          2,112          9,183
     MANAGEMENT FEE ..............................          1,542          1,542
                                                         --------       --------
          Total Expenses .........................       $209,756       $218,850

NET INCOME BEFORE PROVISION
FOR STATE INCOME TAXES ...........................       $  8,310       $ 30,904
PROVISION FOR STATE TAXES ........................          1,187            890
                                                         --------       --------
          Net Income .............................       $  7,123       $ 30,014
                                                         ========       ========
          Net Income per share (563,750 shares
            outstanding) ........................        $   0.01       $   0.05
                                                         ========       ========


See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                 For the Three     For the Three
                                                                                  Months Ended      Months Ended
                                                                                 March 31, 1997    March 31, 1996
                                                                                 --------------    --------------

Cash flows from operating activities:
     Net income for the period .................................................   $   7,123         $  30,014
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Amortization of net GNMA
          certificate discount .................................................      (4,194)          (33,995)
          Amortization of collateralized mortgage
          obligation bond offering costs .......................................       2,112             9,183
          Decrease (increase) in:
               Interest Receivable .............................................         182             1,165
          Increase (decrease) in:
               Accounts payable ................................................       1,187               890
               Interest payable ................................................        (351)             (313)
                                                                                   ---------         ---------
               Cash flows provided by operating activities .....................   $   6,059         $   6,944
                                                                                   ---------         ---------

Cash flows from investing activities:
     Principal payments on GNMA certificates ...................................   $  24,184         $  22,045
                                                                                   ---------         ---------

Cash flows from financing activities:
     Redemption of collateralized mortgage obligation bonds ....................   $ (22,000)        $ (20,000)
     Dividend payment to stockholders ..........................................      (5,638)           (5,637)
                                                                                   ---------         ---------
          Cash flows used in financing activities ..............................   $ (27,638)        $ (25,637)
                                                                                   ---------         ---------

          Increase (decrease) in cash and cash equivalents .....................   $   2,605         $   3,352
Cash and cash equivalents, beginning ...........................................      92,144            87,334
                                                                                   ---------         ---------
Cash and cash equivalents, ending ..............................................   $  94,749         $  90,686
                                                                                   =========         =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest ..................................................................     206,453           208,438
     State income taxes ........................................................           0                 0

See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS



Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in financial position for the three months then ended.


Note 2. The results of operations for the three month period ended March 31, 1997 is not necessarily indicative of the results to be expected for the full year.

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

                           PART II - OTHER INFORMATION




Item 6.Exhibits and Reports on Form 8-K.


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

          ***  The foregoing was filed by the registrant on March 31, 1997.

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




                                       HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                      (Registrant)


Date:  May 13, 1997                     /s/ John T. Phair
                                       -----------------------------------------
                                       John T. Phair
                                       Vice President, Treasurer and Director
                                       Chief Accounting Officer


Date:  May 13, 1997                    /s/ Kevin C. Horton
                                       -----------------------------------------
                                       Kevin C. Horton
                                       Vice President, Secretary and Director