Form 10-Q
period 1997-06-30
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1997-08-14
CIK 813418

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                            ------------------------


                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1997

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


                                 (219) 289-3585
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]  No [ ]


The number of shares outstanding of each class of Registrant's Common Stock was 563,750 shares of common stock, par value $.01 as of June 30, 1997.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                                 BALANCE SHEETS

                                                                 June 30, 1997   December 31,
                                                                   (Unaudited)       1996
                                                                 -------------   ------------
                              ASSETS
CASH ..........................................................   $     1,000    $     1,000

INTEREST RECEIVABLE ...........................................        71,554         72,293

INVESTMENTS:
     Insured GNMA mortgages, at cost ..........................     9,360,545      9,403,269
     Funds held by Trustee ....................................        77,335         91,144
                                                                  -----------    -----------
     Net Investments ..........................................     9,437,880      9,494,413

ORGANIZATION COSTS, at amortized cost .........................             0              0

COLLATERALIZED MORTGAGE BOND OFFERING COSTS, net of accumulated amortization of $1,051,522
                                                                        8,919         11,571
                                                                  -----------    -----------
          Total Assets ........................................   $ 9,519,353    $ 9,579,277
                                                                  ===========    ===========

                LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:

     COLLATERALIZED MORTGAGE BONDS ............................   $ 8,771,000    $ 8,816,000

     ACCOUNTS PAYABLE .........................................        22,273         38,756

     INTEREST PAYABLE .........................................       136,854        137,565
                                                                  -----------    -----------

          Total Liabilities ...................................   $ 8,930,127    $ 8,992,321

STOCKHOLDERS' EQUITY:

     COMMON STOCK, $0.01 par value;
     authorized 700,000 shares; issued and
     outstanding 563,750 shares ...............................   $     5,638    $     5,638
     ADDITIONAL PAID-IN CAPITAL ...............................     2,862,878      2,862,878

     RETAINED EARNINGS ........................................    (2,279,290)    (2,281,560)
                                                                  -----------    -----------

          Total Stockholders' Equity ..........................   $   589,226    $   586,956
                                                                  -----------    -----------

          Total Liabilities & Stockholders' Equity ............   $ 9,519,353    $ 9,579,277
                                                                  ===========    ===========

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
             For the Three and Six Month Period Ended June 30, 1997


                                                    For the Three   For the Six
                                                    Months Ended    Months Ended
                                                      June 30,        June 30,
                                                        1997            1997
                                                    -------------   ------------
 INCOME:
     INTEREST INCOME .............................    $213,311       $427,183
     INTEREST INCOME - Market Discount ...........       2,016          6,210
                                                      --------       --------
          Total Income ...........................    $215,327       $433,393
                                                      --------       --------

EXPENSES:

     INTEREST EXPENSE ............................    $205,562       $411,664
     INTEREST EXPENSE - AMORTIZATION OF
     BOND OFFERING COSTS .........................         540          2,652
     MANAGEMENT FEE ..............................       1,542          3,084
                                                      --------       --------
          Total Expenses .........................    $207,644       $417,400

NET INCOME BEFORE PROVISION
FOR STATE INCOME TAXES ...........................    $  7,683       $ 15,993
PROVISION FOR STATE TAXES ........................         890          2,077
                                                      --------       --------
          Net Income .............................    $  6,793       $ 13,916
                                                      ========       ========

          Net Income per share (563,750
          shares outstanding) ....................    $   0.01       $   0.02
                                                      ========       ========

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
             For the Three and Six Month Period Ended June 30, 1996


                                                    For the Three   For the Six
                                                    Months Ended    Months Ended
                                                      June 30,        June 30,
                                                        1996            1996
                                                    -------------   ------------


INCOME:
     INTEREST INCOME .............................    $215,390       $431,149
     INTEREST INCOME - Market Discount ...........      34,812         68,807
                                                      --------       --------
          Total Income ...........................    $250,202       $499,956
                                                      --------       --------


EXPENSES:
     INTEREST EXPENSE ............................    $207,633       $415,758
     INTEREST EXPENSE - AMORTIZATION OF
     BOND OFFERING COSTS .........................       2,976         12,159
     MANAGEMENT FEE ..............................       1,542          3,084
                                                      --------       --------
          Total Expenses .........................    $212,151       $431,001

NET INCOME BEFORE PROVISION
FOR STATE INCOME TAXES ...........................    $ 38,051       $ 68,955
PROVISION FOR STATE TAXES ........................         890          1,780
                                                      --------       --------
          Net Income .............................    $ 37,161       $ 67,175
                                                      ========       ========

          Net Income per share (563,750
          shares outstanding) ....................    $   0.07       $   0.12
                                                      ========       ========


See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I


                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                For the Three   For the Six
                                                                                Months Ended    Months Ended
                                                                                  June 30,        June 30,
                                                                                    1997            1997
                                                                                -------------   ------------

Cash flows from operating activities:
     Net income for the period .................................................   $   6,793    $  13,916
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Amortization of net GNMA
          certificate discount .................................................      (2,016)      (6,210)
          Amortization of collateralized mortgage
          obligation bond offering costs .......................................         540        2,652
          Decrease (increase) in:
               Interest Receivable .............................................         187          369
          Increase (decrease) in:
               Accounts payable ................................................     (17,670)     (16,483)
               Interest payable ................................................        (360)        (711)
                                                                                   ---------    ---------
     Cash flows provided by operating activities ...............................   $ (12,526)   $  (6,467)
                                                                                   ---------    ---------

Cash flows from investing activities:
     Principal payments on GNMA certificates ...................................   $  24,750    $  48,934
                                                                                   ---------    ---------
Cash flows from financing activities:
     Redemption of collateralized mortgage .....................................   $ (23,000)   $ (45,000)
     obligation bonds
     Dividend payment to stockholders ..........................................      (5,638)     (11,276)
                                                                                   ---------    ---------

     Cash flows used in financing activities ...................................   $ (28,638)   $ (56,276)
                                                                                   ---------    ---------

     Increase (decrease) in cash and cash equivalents ..........................   $ (16,414)   $ (13,809)
Cash and cash equivalents, beginning ...........................................      94,749       92,144
                                                                                   ---------    ---------
Cash and cash equivalents, ending ..............................................   $  78,335    $  78,335
                                                                                   =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest ..................................................................     205,922      412,375
     State income taxes ........................................................           0            0

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                For the Three   For the Six
                                                                                Months Ended    Months Ended
                                                                                  June 30,        June 30,
                                                                                    1997            1997
                                                                                -------------   ------------
Cash flows from operating activities:
     Net income for the period .................................................   $  37,161    $  67,175
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Amortization of net GNMA
          certificate discount .................................................     (34,812)     (68,807)
          Amortization of collateralized mortgage
          obligation bond offering costs .......................................       2,976       12,159
          Decrease (increase) in:
               Interest Receivable .............................................         170          336
          Increase (decrease) in:
               Accounts payable ................................................         890       (1,780)
               Interest payable ................................................        (328)        (641)
                                                                                   ---------    ---------
     Cash flows provided by operating activities ...............................   $   6,057    $   8,442
                                                                                   ---------    ---------

Cash flows from investing activities:
     Principal payments on GNMA certificates ...................................   $  22,562    $  44,607
                                                                                   ---------    ---------

Cash flows from financing activities:
     Redemption of collateralized mortgage .....................................   $ (21,000)   $ (41,000)
     obligation bonds
     Dividend payment to stockholders ..........................................      (5,638)     (11,276)
                                                                                   ---------    ---------
     Cash flows used in financing activities ...................................   $ (26,638)   $ (52,276)
                                                                                   ---------    ---------

     Increase (decrease) in cash and
     cash equivalents ..........................................................   $   1,981    $   4,333
Cash and cash equivalents, beginning ...........................................      90,686       88,334
                                                                                   ---------    ---------
Cash and cash equivalents, ending ..............................................   $  92,667    $  92,667
                                                                                   =========    =========

Supplemental disclosure of cash flow information:

Cash paid during the year for:

     Interest ..................................................................     207,961      416,086

     State income taxes ........................................................           0            0


See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS




Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in financial position for the three and six months then ended.


Note 2. The results of operations for the three and six month period ended June 30, 1997 is not necessarily indicative of the results to be expected for the full year.

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


                                        HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                                     (Registrant)


Date: August 13, 1997                   /s/ John T. Phair
                                        ----------------------------------------
                                        John T. Phair
                                        Vice President, Treasurer and Director
                                        Chief Accounting Officer


Date:  August 13, 1997                  /s/ Kevin C. Horton
                                        ----------------------------------------
                                        Kevin C. Horton
                                        Vice President, Secretary and Director