Form 10-Q
period 1997-09-30
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1997-11-14
CIK 813418

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1997

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

The number of shares outstanding of each class of Registrant's Common Stock was 563,750 shares of common stock, par value $.01 as of September 30, 1997.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I
                                 BALANCE SHEETS

                                                                  September 30,
                                                                      1997       December 31,
                              ASSETS                              (Unaudited)       1996
                                                                  -------------  ------------
CASH ..........................................................   $     1,000    $     1,000
INTEREST RECEIVABLE ...........................................        71,364         72,293
INVESTMENTS:
     Insured GNMA mortgages, at cost ..........................     9,337,232      9,403,269
     Funds held by Trustee ....................................        78,994         91,144
                                                                  -----------    -----------
     Net Investments ..........................................     9,416,226      9,494,413

ORGANIZATION COSTS, at amortized cost .........................             0              0
COLLATERALIZED MORTGAGE BOND OFFERING COSTS, net of accumulated
     amortization of $1,043,143 ...............................         8,379         11,571
                                                                  -----------    -----------
          Total Assets ........................................   $ 9,496,969    $ 9,579,277
                                                                  ===========    ===========

                LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES:
     COLLATERALIZED MORTGAGE BONDS ............................   $ 8,747,000    $ 8,816,000
     ACCOUNTS PAYABLE .........................................        23,163         38,756
     INTEREST PAYABLE .........................................       136,480        137,565
                                                                  -----------    -----------
          Total Liabilities ...................................   $ 8,906,643    $ 8,992,321

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.01 par value; authorized 700,000 shares;
     issued and outstanding 563,750 shares ....................   $     5,638    $     5,638
     ADDITIONAL PAID-IN CAPITAL ...............................     2,862,878      2,862,878
     RETAINED EARNINGS ........................................    (2,278,190)    (2,281,560)
                                                                  -----------    -----------
          Total Stockholders' Equity ..........................   $   590,326    $   586,956
                                                                  -----------    -----------
          Total Liabilities & Stockholders' Equity ............   $ 9,496,969    $ 9,579,277
                                                                  ===========    ===========

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Nine Month Period Ended September 30, 1997

                                                       For the Three   For the Nine
                                                       Months Ended    Months Ended
                                                      Sept. 30, 1997  Sept. 30, 1997
                                                      --------------  --------------
INCOME:
     INTEREST INCOME .............................       $212,702       $639,885
     INTEREST INCOME - Market Discount ...........          2,016          8,226
                                                         --------       --------
          Total Income ...........................       $214,718       $648,111
                                                         --------       --------

EXPENSES:
     INTEREST EXPENSE ............................       $205,008       $616,672
     INTEREST EXPENSE - AMORTIZATION OF
     BOND OFFERING COSTS .........................            540          3,192
     MANAGEMENT FEE ..............................          1,542          4,626
                                                         --------       --------
          Total Expenses .........................       $207,090       $624,490
                                                         --------       --------

NET INCOME BEFORE PROVISION
FOR STATE INCOME TAXES ...........................       $  7,628       $ 23,621
PROVISION FOR STATE TAXES ........................            890          2,967
                                                         --------       --------
          Net Income .............................       $  6,738       $ 20,654
                                                         ========       ========
          Net Income per share (563,750
          shares outstanding) ....................       $   0.01       $   0.04
                                                         ========       ========

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Nine Month Period Ended September 30, 1996


                                                       For the Three  For the Nine
                                                       Months Ended   Months Ended
                                                      Sept. 30, 1996 Sept. 30, 1996
                                                      -------------- --------------
INCOME:
     INTEREST INCOME .............................       $214,878       $646,027
     INTEREST INCOME - Market Discount ...........              0         68,807
                                                         --------       --------
          Total Income ...........................       $214,878       $714,834
                                                         --------       --------

EXPENSES:
     INTEREST EXPENSE ............................       $207,140       $622,898
     INTEREST EXPENSE - AMORTIZATION OF
     BOND OFFERING COSTS .........................              0         12,159
     MANAGEMENT FEE ..............................          1,542          4,626
                                                         --------       --------
          Total Expenses .........................       $208,682       $639,683
                                                         --------       --------

NET INCOME BEFORE PROVISION
FOR STATE INCOME TAXES ...........................       $  6,196       $ 75,151
PROVISION FOR STATE TAXES ........................            890          2,670
                                                         --------       --------
          Net Income .............................       $  5,306       $ 72,481
                                                         ========       ========
          Net Income per share (563,750
          shares outstanding) ....................       $   0.01       $   0.13
                                                         ========       ========

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                 For the Three    For the Nine
                                                                                 Months Ended     Months Ended
                                                                                Sept. 30, 1997   Sept. 30, 1997
                                                                                --------------   --------------
Cash flows from operating activities:
     Net income for the period .................................................   $   6,738        $  20,654
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Amortization of net GNMA
          certificate discount .................................................      (2,016)          (8,226)
          Amortization of collateralized mortgage
          obligation bond offering costs .......................................         540            3,192
          Decrease (increase) in:
               Interest Receivable .............................................         190              559
          Increase (decrease) in:
               Accounts payable ................................................         890          (15,593)
               Interest payable ................................................        (374)          (1,085)
                                                                                   ---------        ---------
     Cash flows provided by operating activities ...............................   $   5,968        $    (499)
                                                                                   ---------        ---------

Cash flows from investing activities:
     Principal payments on GNMA certificates ...................................   $  25,329        $  74,263
                                                                                   ---------        ---------

Cash flows from financing activities:
     Redemption of collateralized mortgage obligation bonds ....................   $ (24,000)       $ (69,000)
     Dividend payment to stockholders ..........................................      (5,638)         (16,914)
                                                                                   ---------        ---------
     Cash flows used in financing activities ...................................   $ (29,638)       $ (85,914)
                                                                                   ---------        ---------

     Increase (decrease) in cash and
     cash equivalents ..........................................................   $   1,659        $ (12,150)
Cash and cash equivalents, beginning ...........................................      78,335           92,144
                                                                                   ---------        ---------
Cash and cash equivalents, ending ..............................................   $  79,994        $  79,994
                                                                                   =========        =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest ..................................................................   $ 205,382        $ 617,757
     State income taxes ........................................................           0            3,500

See Notes to Financial Statements.

                    HOLCO MORTGAGE ACCEPTANCE CORPORATION -I

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                 For the Three    For the Nine
                                                                                 Months Ended     Months Ended
                                                                                Sept. 30, 1996   Sept. 30, 1996
                                                                                --------------   --------------
Cash flows from operating activities:
     Net income for the period .................................................   $   5,306        $  72,481
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Amortization of net GNMA
          certificate discount .................................................           0          (68,807)
          Amortization of collateralized mortgage
          obligation bond offering costs .......................................           0           12,159
          Decrease (increase) in:
               Interest Receivable .............................................         174              510
          Increase (decrease) in:
               Accounts payable ................................................         890            2,670
               Interest payable ................................................        (328)            (969)
                                                                                   ---------        ---------
     Cash flows provided by operating activities ...............................   $   6,042        $  18,044
                                                                                   ---------        ---------

Cash flows from investing activities:
     Principal payments on GNMA certificates ...................................   $  23,069        $  67,676
                                                                                   ---------        ---------
Cash flows from financing activities:
     Redemption of collateralized mortgage .....................................   $ (21,000)       $ (62,000)
     obligation bonds
     Dividend payment to stockholders ..........................................      (5,638)         (16,914)
                                                                                   ---------        ---------
     Cash flows used in financing activities ...................................   $ (26,638)       $ (78,914)
                                                                                   ---------        ---------

     Increase (decrease) in cash and cash equivalents ..........................   $   2,473        $   6,806
Cash and cash equivalents, beginning ...........................................      92,667           88,334
                                                                                   ---------        ---------
Cash and cash equivalents, ending ..............................................   $  95,140        $  95,140
                                                                                   =========        =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest ..................................................................     207,469          623,555
     State income taxes ........................................................           0                0


See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS



Note 1. In the opinion of the Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in financial position for the three and nine months then ended.


Note 2. The results of operations for the three and nine month period ended September 30, 1997 is not necessarily indicative of the results to be expected for the full year.

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




                                         HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
                                                       (Registrant)


Date: November 13, 1997                   /s/ John T. Phair
                                          --------------------------------------
                                          John T. Phair
                                          Vice President, Treasurer and Director
                                          Chief Accounting Officer


Date: November 13, 1997                   /s/ Kevin C. Horton
                                          --------------------------------------
                                          Kevin C. Horton
                                          Vice President, Secretary and Director