Form 10-K
period 1997-12-31
HOLCO MORTGAGE ACCEPTANCE CORP I
filed 1998-03-31
CIK 813418

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                Commission file number
-------------------------                                ----------------------
   December 31, 1997                                            33-13668

                     Holco Mortgage Acceptance Corporation-I
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      38-2733561
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

 P.O. Box 926, South Bend, IN                          46634-0926
-------------------------------                        ----------
(Address of principal executive                        (Zip Code)
           offices)

        Registrant's telephone number, including area code:(219) 287-7861


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__X___

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998: $563,750

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1998: 563,750 Shares of Common Stock


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


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 1997.


                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Up until October 31, 1996, the principal United States market for the Corporation's Common Stock was the American Stock Exchange. In October of 1996, the American Stock Exchange notified the corporation that it intended to de-list the stock effective October 31, 1996. This decision was based upon the fact that the remaining assets of the corporation no longer met AMEX's minimum standards. However, Holco still has approximately $8.0 million in mortgage assets in the fund and these assets continue to provide cash flow as described below. The corporation is cognizant of the fact that it is necessary to provide a trading forum for the stock and are in the process of producing financial projections to assist in establishing a market maker. As soon as this is completed, stockholders will be notified of their options for trading stock.

The quarterly high and low market information for the Common Stock and dividends paid by the Corporation are as follows:

                            --------------- MARKET PRICES ----------------------
                            HIGH                  LOW            DIVIDENDS
                            ----                  ---       --------------------

03/01/95                                 2.75                  2            0.02
06/01/95                                 2.44               1.88            0.01
09/01/95                                 2.31               1.88            0.01
12/01/95                                 1.94               0.69            0.01
03/01/96                                 0.88               0.56            0.01
06/01/96                                 0.94               0.62            0.01
09/01/96                                 0.84               0.53            0.01
12/01/96                                 0.94                0.5            0.01
03/01/97                    n/a                   n/a                       0.01
06/01/97                    n/a                   n/a                       0.01
09/01/97                    n/a                   n/a                       0.01
12/01/97                    n/a                   n/a                       0.01

As of March 20, 1998, there were approximately 700 record holders of Common Stock. The company pays cash dividends from available cash after paying all expenses.

Item 6. Selected Financial Data.

For years ended December 31, 1997, 1996, 1995, 1994, and 1993:

                              1997         1996           1995          1994          1993
                          -------------------------------------------------------------------
Total Revenues ........   $   855,962   $   862,036   $   934,349   $ 1,322,248   $ 1,655,939
Total Expense .........       831,913       839,847       884,530     1,189,373     1,542,072
Net Income ............        24,049        22,189        49,819       132,875       113,867
Net Income allocated
  per share of Common
  Stock ...............           .04           .04           .09          0.24          0.20

GNMA Certificates, at
  cost ................     9,307,188     9,403,269     9,492,787     9,510,433    15,287,563
Total Assets ..........     9,471,611     9,579,277     9,665,218     9,701,799    16,793,408
Collateralized Mortgage
  Obligation Bonds ....     8,723,000     8,816,000     8,900,000     8,977,000    15,552,662
Cash dividends declared
  per share of Common
  Stock ...............          0.04          0.04          0.05          0.96          0.14

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of March 20, 1998 no person owned of record or was known to own beneficially more than 5% of the outstanding Common Stock of the Corporation. Also, no director or officer of the Corporation owned any of the outstanding Common Stock of the Corporation as of March 20, 1998.


Item 13. Certain Relationships and Related Transactions.

The Corporation paid HC Mortgage Company a non-recurring mortgage commitment fee of $700,000 and pays an on-going management fee to Holco Capital Group who acquired HC Mortgage Company in December 1997. See Note 5 - "Fees to Affiliate" on page F-9 of the attached financial statements.


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


          b. No reports on Form 8-K were filed during the fourth quarter of the calendar year ended December 31, 1997.


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


HOLCO MORTGAGE ACCEPTANCE CORPORATION-I


        A DELAWARE CORPORATION


            (Registrant)








By: /s/ John T. Phair
    -----------------------------
    John T. Phair
    Vice President, Treasurer

Date: March 27, 1998
       --------------------------



By:  /s/ Kevin C. Horton
     ----------------------------
     Kevin C. Horton
     Vice President and Secretary


Date:  March 27, 1998
       --------------------------


By:  /s/ Kevin J. Butler
     ----------------------------
     Kevin J. Butler
     Director


Date:  March 27, 1998
       --------------------------

                     HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

                                FINANCIAL REPORT

                                DECEMBER 31, 1997

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

FINANCIAL STATEMENTS

   Balance sheets
   Statements of  income
   Statements of stockholders' equity
   Statements of cash flows
   Notes to financial statements
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
HOLCO MORTGAGE ACCEPTANCE CORPORATION-I
South Bend, Indiana


We have audited the accompanying balance sheets of Holco Mortgage Acceptance Corporation-I as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holco Mortgage Acceptance Corporation-I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ McGladrey & Pullen, LLP




South Bend, Indiana
February 17, 1998

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

BALANCE SHEETS
December 31, 1997  and  1996

                                                                                  1997          1996
ASSETS                                                                         ------------------------
CASH  AND  CASH EQUIVALENTS, including amounts
   held by trustee 1997 $82,085; 1996 $92,144 ..............................   $   82,085    $   92,144

INTEREST RECEIVABLE ........................................................       71,538        72,293

GNMA  CERTIFICATES, at amortized cost ......................................    9,307,188     9,403,269

COLLATERALIZED MORTGAGE OBLIGATION Bond Offering
   COSTS, net of accumulated amortization 1997
   $1,040,722; 1996 $1,039,951 .............................................       10,800        11,571
                                                                               ------------------------
                                                                               $9,471,611    $9,579,277
                                                                               ========================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Collateralized mortgage obligation bonds ................................   $8,723,000    $8,816,000
   Accounts payable ........................................................       24,053        38,756
   Interest payable ........................................................      136,105       137,565
                                                                               ------------------------
                                                                                8,883,158     8,992,321
                                                                               ------------------------
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized
      700,000 shares; issued and outstanding
      563,750 shares .......................................................        5,638         5,638
   Additional paid-in capital ..............................................    2,862,878     2,862,878
   Retained earnings (deficit) .............................................   (2,280,063)   (2,281,560)
                                                                               ------------------------
                                                                                  588,453       586,956
                                                                               ------------------------
                                                                               $9,471,611    $9,579,277
                                                                               ========================

 See Notes  to  Financial Statements.

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

STATEMENTS OF INCOME
Years Ended December 31, 1997, 1996,  and  1995

                                            1997      1996      1995
----------------------------------------------------------------------
Revenues, interest income:
   GNMA certificates ...................  $853,932  $860,346  $932,051
   Funds held by trustee ...............     2,030     1,690     2,298
                                          ----------------------------
                                           855,962   862,036   934,349
                                          ----------------------------
Expenses:
   Interest expense ....................   821,888   830,119   854,802
   Management fees, related party ......     6,168     6,168    26,168
   Other, net ..........................     3,857     3,560     3,560
                                          ----------------------------
                                           831,913   839,847   884,530
                                          ----------------------------

              Net income ...............  $ 24,049  $ 22,189  $ 49,819
                                          ============================

 See Notes  to  Financial Statements.

HOLCO MORTGAGE ACCEPTANCE
CORPORATION-I

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996,  and  1995



                                         Aditional     Retained
                               Common     Paid-In      Earnings
                                Stock     Capital      (Deficit)        Total
--------------------------------------------------------------------------------

Balance, December 31, 1994    $   5,638  $2,862,878   $(2,302,829)   $  565,687
   Net income ............          - -         - -        49,819        49,819
   Dividends declared ....          - -         - -       (28,189)      (28,189)
                              -------------------------------------------------
Balance, December 31, 1995        5,638   2,862,878    (2,281,199)      587,317
   Net income ............          - -         - -        22,189        22,189
   Dividends declared ....          - -         - -       (22,550)      (22,550)
                              -------------------------------------------------
Balance, December 31, 1996        5,638   2,862,878    (2,281,560)      586,956
   Net income ............          - -         - -        24,049        24,049
   Dividends declared ....          - -         - -       (22,552)      (22,552)
                              -------------------------------------------------
Balance, December 31, 1997    $   5,638  $2,862,878   $(2,280,063)  $   588,453
                              =================================================

See Notes  to  Financial Statements.

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996, and 1995


                                                    1997     1996        1995
                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................  $ 24,049  $ 22,189    $ 49,819
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of GNMA certificate discount .    (4,105)   (1,788)    (65,617)
    Amortization of collateralized mortgage
      obligation bond offering costs                  771       588      17,669
    Change in assets and liabilities:
      Decrease (increase) in interest
        receivable ............................       755       645        (371)
      Increase (decrease) in:
        Accounts payable ......................   (14,703)     (267)     20,000
         Interest payable .....................    (1,460)   (1,313)     (1,211)
                                                 ------------------------------
              Net cash provided by
                operating activities ..........     5,307    20,054      20,289
                                                 ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal receipts on GNMA certificates ......  100,186    91,306      83,263
                                                 ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of collateralized
    mortgage obligation bonds ..................  (93,000)  (84,000)    (77,000)
  Dividends paid ...............................  (22,552)  (22,550)    (28,189)
                                                 ------------------------------
              Net cash (used in) financing
                  activities ................... (115,552) (106,550)   (105,189)
                                                 -------------------------------
              Increase (decrease) in cash
                and cash equivalents ...........  (10,059)    4,810      (1,637)

Cash and cash equivalents, beginning ...........   92,144    87,334      88,971
                                                 ------------------------------

Cash and cash equivalents, ending .............. $ 82,085  $ 92,144    $ 87,334
                                                 ==============================

See Notes  to  Financial Statements.

HOLCO MORTGAGE ACCEPTANCE CORPORATION-I

NOTES TO FINANCIAL STATEMENTS



Note 1.  Organization, Use of Estimates, and Significant Accounting Policies

Organization:

Holco Mortgage Acceptance Corporation-I, a Delaware corporation, (the "Company") was formed on April 3, 1987 to invest in Multifamily GNMA Certificates, by acquiring fully modified pass-through certificates representing beneficial ownership in multifamily housing project mortgage loans issued by the Federal Housing Administration ("FHA") under Section 223(f) of the National Housing Act. These Certificates are guaranteed by the Government National Mortgage Association ("GNMA"), and are backed by the full faith and credit of the United States. The Company obtained proceeds for the acquisition of the GNMA Certificates by issuing its common stock and three series of Bonds. The Company's sole activities consist of providing monthly interest payments to the bond holders; repaying the principal of the bonds at either redemption or maturity; and providing distributions to common stockholders ("PERC" holders) which are expected to provide them with repayment of their investment plus a return thereon.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company estimated prepayments of GNMA Certificates and corresponding redemptions of collateralized mortgage obligation bonds at the time of issuance. These estimates were used to determine the constant effective yield necessary to apply the interest method of amortization for the collateralized mortgage obligation bond offering costs, collateralized mortgage obligation bond discount, and GNMA certificate market discount.

It was anticipated that all remaining GNMA Certificates would be prepaid and there would be a corresponding redemption of the then outstanding collateralized mortgage obligation bonds during the year ending December 31, 1996. Management has now estimated that the future payments of the remaining GNMA Certificates will be in accordance with their scheduled maturity with corresponding monthly redemptions of the collateralized mortgage obligation bonds sufficient, at a minimum, to assure the bonds which remain outstanding are fully secured by the Multifamily GNMA Certificates and the other collateral held by the trustee. Actual payments could differ from those estimates and such differences could occur in the near term.

With this change in estimate, management has decided to straight-line the remaining unamortized collateralized mortgage obligation bond offering costs and GNMA certificate market discount over the remaining term of the GNMA certificates. The effect of this change is not deemed to have an material effect on the financial statements taken as a whole.

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

Collateralized mortgage obligation bond offering costs, collateralized mortgage obligation bond discount, and GNMA certificate market discount:

Collateralized mortgage obligation bond offering costs include underwriting commissions and other expenses associated with the offering. The collateralized mortgage obligation bond offering costs and collateralized mortgage obligation bond discount are being amortized over the expected life of the related bonds and are included in interest expense. The GNMA certificate market discount is being amortized over the expected life of the GNMA Certificates and is included in interest income.

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


Note 4.  GNMA Certificates

The GNMA Certificates consist of three Multifamily GNMA Certificates as of December 31, 1997 and 1996. The GNMA Certificates have been assigned to a trust for the purpose of securing the collateralized mortgage obligation bonds. The Certificates are payable in aggregate monthly installments of approximately $79,000 as of December 31, 1997 and 1996, including interest at 9% to 9.25% per annum with stated maturity dates varying between December 2021 and January 2022. The GNMA Certificates are held for payment of principal and interest on the collateralized mortgage obligation bonds and, accordingly, are reflected on the accompanying balance sheets at amortized cost.

The principal balances and unamortized market discount on the GNMA Certificates as of December 31, 1997 and 1996 are as follows:

                                                   1997            1996
                                                ---------------------------

Principal balances ..........................   $9,347,508       $9,447,694
Unamortized discount ........................       40,320           44,425
                                                ---------------------------
                                                $9,307,188       $9,403,269
                                                                               -
It is anticipated that the aggregate maturities of the GNMA Certificates will be in accordance with their scheduled maturity for the years ending December 31, 1999 through 2002 as follows: 1998 $109,474; 1999 $119,796; 2000 $131,092; 2001
$143,452; and 2002 $156,981.


Note 5.  Related Party Transactions

Purchase of GNMA Certificates:

The proceeds from sale of the Bonds and the PERCs were used by the Company to purchase Multifamily GNMA Certificates from HC Mortgage Company, Inc. ("HC Mortgage"), an affiliate of the Company, and to pay the costs of the offering.

Fees to affiliate:

The Company pays to HC Mortgage a monthly management fee which will be subsequently reduced in proportion to the reduction in cash flow occurring when any GNMA Certificate is prepaid, disposed of, or fully amortized. The management fee paid is intended to cover accounting fees, legal fees, trustee fees, and independent directors' fees of the Company. Affiliates of the Company will not be required to pay expenses of the Company in the event that expenses exceed the management fee. However, the affiliates may elect to pay the excess of expenses incurred over the management fee received and treat such excess as an operating expense loan. The amount of operating expense loans included in accounts payable in the accompanying balance sheets at December 31, 1997 and 1996 is $21,000 and $36,000 respectively. The management fee, including excess expense reimbursement, for the years ended December 31, 1997, 1996, and 1995 was $6,168, $6,168, and $26,168 respectively.

Note 6.  Collateralized Mortgage Obligation Bonds

The collateralized mortgage obligation bonds were issued in the aggregate principal amount of $45,335,000 as follows:

                                                                                   Bonds
                                               Original                         Outstanding
                                               Principal   Interest   Stated    December 31,
                                                 Amount      Rate    Maturity*     1997
                                              ----------------------------------------------
   Class:
     A Bonds .........................        $18,060,000   9.200     9/1/95    $       - -
     B Bonds .........................         16,000,000   9.000     2/1/22            - -
     C Bonds .........................         11,275,000   9.375     2/1/22      8,723,000
                                              -----------                       -----------
                                              $45,335,000                       $ 8,723,000
                                              ===========                       ===========

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

Based upon the scheduled repayments of the GNMA Certificates, it is anticipated that the collateralized mortgage obligation bonds will be redeemed during years ending December 31, 1998 through 2002 as follows: 1998 $101,000; 1999 $112,000;
2000 $122,000; 2001 $135,000; and 2002 $147,000.


Note 7.  Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates fair value because of the short maturity of those instruments.

GNMA Certificates:

The fair values of the GNMA Certificates are estimated based on quoted market prices received by the trustee.

The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows:

                                    1997                   1996
                           ----------------------  ----------------------
                            Carrying               Carrying
                             Value     Fair Value     Value    Fair Value
                           ----------------------------------------------

Cash and cash equivalents  $   82,085  $   82,085  $   92,144  $   92,144
GNMA Certificates .......   9,307,188   9,967,000   9,403,269   9,914,000

Collateralized Mortgage Obligation Bonds:

The fair value of the Company's collateralized mortgage obligation bonds is not practicable to determine because future cash flows are uncertain and difficult to predict.


Note 8.  Cash Flows Information

Supplemental information relative to the statements of cash flows for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                 1997        1996       1995
                                               --------------------------------
Supplemental  disclosures  of cash flows
  information:
Cash payments for interest ................    $822,577    $830,844    $838,344
                                               ================================